Form 10-K
period 1996-12-31
UNITED FINANCIAL GROUP INC/DE
filed 1997-04-14
CIK 355589

   =============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K



   [_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D ) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended December 31, 1996

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 ( D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________________ to ___________________

   Commission File Number 0-10443

                          UNITED FINANCIAL GROUP, INC.
             (Exact Name of Registrant as specified in its Charter)

            DELAWARE                                     74-2029669
   (State or other jurisdiction          (I.R.S. Employer Identification Number)
   of incorporation or organization)

5847 SAN FELIPE, SUITE 2600                                77057
      HOUSTON, TEXAS                                     (Zip Code)
(Address of principal executive offices)


      Registrant's telephone number, including area code:  (713)  267-3781

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, WITHOUT PAR VALUE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.   [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   State the aggregate market value of the voting stock held by nonaffiliates of the Registrant (based on the bid price in the over-the-counter market) as of March 31, 1997: $ 0.

   Indicate the number of shares outstanding of the Registrant's Common Stock,
   as of March 31, 1997:   8,073,620
   =============================================================================

                          UNITED FINANCIAL GROUP, INC.
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS



-----------------------------------------------------------------------------------------------------
SECTION                                                                                    PAGE
-----------------------------------------------------------------------------------------------------
                                    PART I

 Item 1.        Business                                                                     1
 Item 2.        Properties                                                                   8
 Item 3.        Legal Proceedings                                                            8
 Item 4.        Submission of Matters to a Vote of Security Holders                          8

                                    PART II

 Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters        9
 Item 6.        Selected Financial Data                                                     10
 Item 7.        Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                               11
 Item 8.        Financial Statements and Supplementary Data
                        Independent Auditors' Report                                        15
                        Consolidated Financial Statements                                   16
 Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure                                                          26

                                     PART III

 Item 10.       Directors and Executive Officers of the Registrant                          26
 Item 11.       Executive Compensation                                                      28
 Item 12.       Security Ownership of Certain Beneficial Owners and Management              29
 Item 13.       Certain Relationships and Related Transactions                              30

                                     PART IV

 Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K            31
                Signatures                                                                  34

--------------------------------------------------------------------------------

                                    PART I
   ITEM 1.  BUSINESS

   GENERAL

   United Financial Group, Inc. (herein referred to, together with its subsidiaries, as "UFGI" or the "Company", unless the context otherwise specifies or requires) was organized under the laws of the state of Delaware. Its executive office is located at 5847 San Felipe, Suite 2600, Houston, Texas 77057. The telephone number at such executive office is (713) 267-3781.

   As set forth below, in accordance with certain agreements entered into by and among the Company, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision and others (as defined below), on January 14, 1997, the Company filed a petition with the Delaware Bankruptcy Court seeking protection under Chapter 11 of the Bankruptcy Code. A Plan of Reorganization (the "Plan") including the Disclosure Statement, which embodied substantially the terms described below, was filed with the Federal Bankruptcy Court sitting in Delaware at the same time as the Company's petition. A preliminary hearing before the Delaware Bankruptcy Court was held on February 28, 1997 for the purpose of addressing the Company's Plan and Disclosure Statement. On March 31, 1997, the Bankruptcy Court confirmed the Plan. For a further description of the Plan, see "Regulatory Settlement Agreements."

   BACKGROUND

   Until December 30, 1988, the Company was a savings and loan holding company owning all of the stock of United Savings Association of Texas ("USAT"), a Texas state-chartered savings and loan association.

   Beginning in the early 1980's, the economy of the State of Texas declined significantly, initially from a precipitous drop in the price of oil and, thereafter from a number of factors affecting most segments of the Texas economy. Because of this regional recession, USAT began to experience significant operating losses. As a result of these market conditions, by December 30, 1988, USAT's capital had dropped to approximately negative $309 million, as determined by the Federal Deposit Insurance Corporation ("FDIC", which term, as used herein, includes its predecessor, the Federal Savings and Loan Insurance Corporation, "FSLIC"). Under Federal Home Loan Bank Board ("FHLBB") regulations, USAT's financial condition in 1988 gave the FHLBB statutory authority to place USAT into receivership and thereby deprive the Company of its principal asset.

   On December 30, 1988, USAT was placed into receivership with the FDIC acting as receiver for USAT. Immediately thereafter, USAT's deposit liabilities were assumed by, and substantially all of its assets, including all the subsidiaries of USAT, were transferred to, a new, federally chartered savings bank organized by an unaffiliated third party. No consideration was received by the Company as a result of the foregoing transaction. As of December 31, 1988, therefore, the Company no longer conducted savings and loan operations through any subsidiary.

   As a result of the FDIC putting USAT into receivership on December 30, 1988, the stock of USAT owned by the Company became worthless, and the Company became entitled to claim a worthless stock deduction in its 1988 tax return. Such worthless stock deduction is treated under the Internal Revenue Code of 1986, as amended ("IRC"), as a taxable loss (the "Tax Loss"). Based on the Company's review of certain rulings issued by the Internal Revenue Service ("IRS") in matters unrelated to the Company, the Company believes that the Tax Loss should be treated as a net operating loss ("NOL"). If so, the Tax Loss would expire at the end of the fifteenth tax year after the year in which it was incurred and would be in the amount of approximately $156 million. However, pursuant to IRS policy, the Company cannot rely on rulings to which the Company is not a party, and the Company has not determined whether it will seek a ruling in its case. If the Tax Loss is not considered an NOL, the Tax Loss would be considered a capital loss which expired on December 31, 1993 without on-going value to the Company. Moreover, as set forth below under "Regulatory Settlement Agreements", subject to such settlements being effected, the Company has agreed that, except for limited purposes, it will not utilize the benefits arising from the Tax Loss.

   Following the loss of USAT, the Company's Board of Directors concluded that the interests of its stockholders and creditors would be best served by a reorganization of the Company involving the acquisition of a business or engaging in transactions that could utilize all or part of the Tax Loss while attempting to settle all outstanding claims against the Company. Accordingly, the Board of Directors determined not to liquidate but instead to seek alternatives for effectively utilizing the Company's assets and the Tax Loss.

   On January 12, 1989, however, the Company was notified by letter from counsel for the FDIC, that in the FDIC's view, it had a claim (the "Net Worth Claim") arising from the alleged breach of a claimed contractual obligation to the FDIC to maintain USAT's net worth at the prescribed regulatory minimum. This letter stated that the Company entered into a stipulation in 1983 to maintain the net worth of USAT at certain regulatory levels and that the Company failed to maintain these levels in accordance with that stipulation. The Company was subsequently notified by counsel for the FDIC that they believed damages were sustained as a result of the Company's alleged breach of its stipulation and that compensation would be demanded. If required to maintain USAT's net worth at the regulatory minimum, the FDIC's claim against the Company would be approximately $534 million. However, the FDIC's letter only stated that their damages were in excess of $100 million, and the FDIC has never quantified its alleged damages. The FDIC also asserted that the Company was obligated to USAT for approximately $14 million as a result of income tax refunds (the "Tax Sharing Claim") allegedly received by the Company through utilization in the Company's consolidated tax returns of losses generated by USAT's operations. As used herein, the Net Worth Claim and the Tax Sharing Claim are called the "FDIC Claims".

   The FDIC's asserted Net Worth Claim against the Company arises from the 1983 merger of the Company with First American Financial of Texas, Inc. (formerly Houston First Financial Group, Inc. and referred to herein as "First American"). See "Other Transactions". During this transaction, the Federal Home Loan Bank Board issued Resolution No. 83-252 purporting to require the Company to "stipulate" that "for so long as it controls" USAT, the Company will "cause the net worth of [USAT] to be maintained at a level consistent with that required by" FDIC regulations. In 1994, the Office of Thrift Supervision ("OTS") presented the Company with a copy of a letter which purports to make such stipulation. However, despite such letter, the Company denies any obligation to maintain USAT's net worth. In addition, among other things, even if such obligation existed, the Company believes that the FDIC has no authority to enforce such obligation, or alternatively, that such obligation no longer applies or has been fully satisfied. In 1989, the Company notified counsel to the FDIC that it intended to contest this disputed claim. See "Regulatory Settlement Agreements".

   The Tax Sharing Claim relates to the alleged receipt by the Company of tax refunds from prior utilization of tax benefits incurred while the Company and USAT were members of a consolidated group for tax purposes. The Company denies that it was obligated to USAT for the Tax Sharing Claim.

   During 1989, the Company endeavored to acquire an operating company or to engage in other profitable transactions. The Company reviewed proposed alternatives for the utilization of its assets and Tax Loss. The Company retained tax counsel to assist in formulating business plans and procedures for the utilization of these assets and employed, on a best efforts basis, a national investment banking firm, to assist the Company in identifying operating businesses which were available for acquisition. However, as a result of the Company's limited assets, the existence of the FDIC Claims, and the limitations placed by the IRC upon any acquisition by, or of, the Company while maintaining the benefits of the Tax Loss, the Company was not in a position to complete any such acquisition and no discussions were held with any of the companies identified.

   The FDIC's Claims constituted a substantial contingent liability to the Company and severely hindered the Company's ability to raise capital, to successfully consummate the acquisition of an operating business, or to engage in other profitable business transactions. Therefore, beginning in 1989, the Company initiated negotiations with the FDIC legal staff and its outside counsel to reach a settlement of the FDIC Claims. A tentative settlement was reached in October 1989. The settlement was subject, however, to further FDIC approval. During 1990, the Company made numerous attempts to obtain final approval of the proposed settlement with the FDIC. In December 1990, however, the FDIC informed the Company that, at that time, the FDIC was terminating negotiations and did not intend to approve the previously proposed settlement or to pursue settlement of the FDIC Claims with the Company.

   During the first half of 1991, the Company invested substantially all of its assets in high quality investments consistent with the Company's representations to the Securities and Exchange Commission, as described below. See "Other Transactions". In mid-1991 the Company and the FDIC reopened settlement negotiations as the Company sought to resolve the FDIC Claims as well as all other possible claims by the FDIC against the Company. Such negotiations continued through the end of 1991. In November 1991, the FDIC notified the Company that it would be unable to reach a settlement resolving all claims against the Company prior to December 30, 1991. Therefore, the FDIC requested that the Company enter into an agreement (the "Tolling Agreement") to toll the running of the statute of limitations and certain other equitable defenses for the period commencing on November 22, 1991 and ending on the earlier of July 31, 1992 or 15 days after the FDIC provided written notice of the FDIC's intention to terminate the agreement (the "forbearance period"). At the same time as the Company executed the initial Tolling Agreement, the FDIC informed the Company that certain current and former officers, directors and employees of the Company and USAT and others who had engaged in business transactions with the Company and USAT (collectively, the "Possible Targets") were the subject of an investigation which might lead to the FDIC bringing a lawsuit against some or all of the Possible Targets. The FDIC informed the Company, however, that the FDIC had not determined whether or not a lawsuit should be brought, and, therefore, the FDIC requested that along with the Company, these Possible Targets also enter into similar tolling agreements. All Possible Targets executed tolling agreements prior to December 30, 1991. Under the Tolling Agreement, the Company and the Possible Targets denied the merits of any potential claim alleged by the FDIC but agreed that it would be beneficial to delay final litigation decisions to allow, among other things, an opportunity for dialogue, analysis, negotiation and possible settlement of all potential claims. The Company, the Possible Targets and the FDIC thereafter entered into subsequent amendments to the Tolling Agreement which extended the forbearance period to December 31, 1995.

   In February 1992, counsel for the FDIC notified the Company and the Possible Targets that, in such counsel's opinion, the Company and the Possible Targets were liable to the FDIC for breach of their fiduciary duty towards USAT, for aiding and abetting others in the breach of duties to USAT, for wrongfully causing USAT to pay dividends to the Company, for wrongfully failing to maintain the net worth of USAT, and for failing to remit tax refunds to USAT. In addition, counsel for the FDIC enumerated certain acts and omissions which, in their opinion, may have created liability to the FDIC. Such acts and omissions include, but, according to counsel for the FDIC, may not be limited to, the FDIC Claims, activities in connection with the acquisition and disposition of certain equity securities, high yield bonds and mortgage-backed securities and derivative products, the making of certain loans, the disposition of certain assets, and the establishment of certain reserves for USAT (collectively, the "FDIC Allegations").

   As set forth below, the Company has entered into agreements with the FDIC and the Office of Thrift Supervision ("OTS") seeking to resolve the FDIC Claims and the OTS Claims, defined below, raised by these two agencies, which, among other things, extends the Tolling Agreement as it relates to the Company, until such settlement is effected or the settlement agreement is terminated. See "Regulatory Settlement Agreements". However, in August 1995, one of the Possible Targets refused to extend the Tolling Agreement as it related to him, and, thereafter, the FDIC brought an action in the Federal District Court in Texas alleging certain matters against such Possible Target. The Company is not a party to such action. In December 1995, all other Possible Targets refused to enter into any extension of the FDIC's Tolling Agreement. While the FDIC has notified certain Possible Targets that it has no intention of commencing an action against them, the FDIC has made no similar representation to other Possible Targets. However, with the expiration of the Tolling Agreement, it is possible that, other than the Possible Target already the object of the FDIC litigation, the FDIC will be prevented from bringing any regulatory or other action against any Possible Target as a result of the running and expiration of the statute of limitations. The Company cannot predict whether or not the FDIC will attempt to bring any regulatory or other action against any of the Possible Targets, other than the Possible Target already the object of the FDIC litigation, and, if brought, the outcome of any such action.

   At the time of the initial Tolling Agreement, a number of the Possible Targets demanded that the Company indemnify them to the extent permitted by the Company's Bylaws for all expenses, including attorneys' fees, which they might incur. The Company did not conclude that indemnification would be appropriate, but agreed, in accordance with its Bylaws, Delaware law, and other contractual obligations with the Possible Targets, to advance legal expenses under certain circumstances to those Possible Targets who entered into stipulations agreeing to reimburse the Company for such expenses to the extent such persons are ultimately found not entitled to indemnification. However, as set forth below, in accordance with the proposed regulatory settlements with the FDIC and the OTS, the Company agreed to discontinue making any indemnification payment on behalf of the Possible Targets, including the advancement of legal fees. The Company cannot predict what actions any of such Possible Targets may take as a result of the Company's decision. However, in connection with the Company's bankruptcy proceeding, described below, all parties were to file a proof of claim by March 18, 1997. One of the Possible Targets filed a proof of claim. See "Regulatory Settlement Agreements".

   During much of 1993-1996, the Company, for itself, and in conjunction with the Possible Targets, continued negotiations with the FDIC concerning the possible settlement of the FDIC Claims and the FDIC Allegations. In mid-1994, settlement discussions relating to the FDIC Claims were joined by the OTS which was investigating the possibility of certain regulatory violations (the "OTS Claims") by the Company, its current and former officers and directors, and certain of the Possible Targets. The Company denied any such violations and, in September 1994, began negotiations with the OTS concerning possible settlement of the

   OTS Claims. The Company and certain other of the Possible Targets entered into agreements (the "OTS Tolling Agreements") pursuant to which the OTS would have additional time to allege certain regulatory violations and seek regulatory enforcement.

   In November 1992, Nu-West Florida, Inc. ("Nu-West"), as the holder of the Company's Series B Preferred Stock, filed an involuntary petition (the "Nu-West Petition") against the Company in the Federal Bankruptcy Court for the State of Delaware, pursuant to Chapter 11 of the Bankruptcy Code. In connection with the proposed resolution of the FDIC claim and the OTS Claims, the Nu-West Petition was dismissed in 1996. See "Regulatory Settlement Agreement."

   As set forth below under "Regulatory Settlement Agreements", the Company has entered into a series of stipulations and consents relating to the possible settlement of the OTS Claims. In December 1995, the OTS brought an administrative action (the "OTS Action") against certain of the Possible Targets, other persons which the OTS alleges controlled the Company and USAT, and certain other individuals. The OTS Action alleges breach of fiduciary duty, failure to maintain the net worth of USAT, excessive compensation, and a number of allegations relating to the conduct of USAT's mortgage-backed securities operations and lending practices. All parties named in the OTS Action have denied all of the OTS Claims, and the OTS Action is currently pending before an administrative law judge. The Company is not party to the OTS Action and has stipulated with the OTS that it would not pay for any of the costs or expenses of any Possible Target relating to such OTS Action.

   REGULATORY SETTLEMENT AGREEMENTS

   As a result of negotiations held among the Company, the FDIC, the OTS, First Trust of California, National Association, as successor trustee on behalf of those persons owning the Company's 9% Secured Sinking Fund Debentures (the "Debenture Trustee"), and Nu-West, the sole holder of the Company's Series B Preferred Stock, the Company has entered into a Stipulation and Consent to Issuance of Consent Cease and Desist Order for Affirmative Relief with the OTS (the "Stipulation") and a Consent Cease and Desist Order for Affirmative Relief (the "Consent Order"). The Company has also entered into a Settlement Agreement and Release with the FDIC, as manager of the FSLIC resolution fund and in its corporate capacity, the Debenture Trustee and Nu-West (the "FDIC Settlement").

   Pursuant to the Stipulation, the Company has neither admitted nor denied any of the OTS allegations, claims or conclusions. However, pursuant to the Consent Order, the Company has agreed to pay to the FDIC the sum of approximately $9.45 million and to proceed with a plan of reorganization or liquidation in the Delaware bankruptcy court. The sum due to the FDIC would be paid after the Delaware bankruptcy court has confirmed a final plan of liquidation or reorganization. The Consent Order also releases from any action by the OTS certain former and current officers and directors of UFGI.

   Pursuant to the FDIC Settlement, the Company has neither admitted nor denied the FDIC's Claims but has agreed that, conditioned upon the Company obtaining a final order of the Delaware bankruptcy court, the Company will pay to the FDIC a minimum of $9.45 million, will pay to the Debenture Trustee a minimum of $1.36 million, and will pay to Nu-West a minimum of $190,000. Any additional funds that remain available after the payment of the minimum amounts and the winding down of the Company's affairs will be distributed to the FDIC, the Debenture Trustee and Nu-West in the same ratio as the minimum payments. Since its original execution, the FDIC Settlement was amended on several occasions to extend certain dates for filing, receipt of payments, etc. The FDIC Settlement originally provided that such plan of bankruptcy must be confirmed on or before June 30, 1996 and a disclosure statement must be filed with the Delaware Bankruptcy Court within 60 days of the effective date of the FDIC Settlement. The June 30, 1996 deadline was extended by agreement between parties. The FDIC Settlement further provides that, with minimum exceptions, any expenditure by the Company in excess of $300,000 from and after the effective date of the FDIC Settlement is subject to FDIC and OTS approval. The FDIC Settlement also provides for cross and mutual releases among the parties as well as releases for certain officers and Directors of UFGI and certain other persons who are no longer officers or directors of the Company.

   In accordance with the FDIC Settlement, on January 14, 1997, the Company filed a petition with the Delaware Bankruptcy Court seeking protection under Chapter 11 of the Bankruptcy Code. A plan of reorganization (the "Plan") including a disclosure statement which embodied substantially the terms of the OTS Consent Order and Stipulation and the FDIC Settlement was filed along with the Company's petition. A preliminary hearing before the Delaware Bankruptcy Court was held on February 28, 1997 for the purpose of addressing the Company's Plan and disclosure statement. At such preliminary hearing, the Bankruptcy Court fixed March 26, 1997 as the date by which holders of Allowed Claims (as defined in the Company's disclosure statement) and/or holders of claims that have been timely filed, are liquidated in amount and are not the subject of an objection filed prior to the Confirmation Hearing (as hereinafter defined) could vote to accept or reject the Company's Plan. On March 31, 1997, the Bankruptcy Court considered and approved the Company's request for confirmation of the Plan. The Company expects to distribute its assets in accordance with the Plan and take such further actions in order to effect a complete liquidation, dissolution and winding up of the Company's business.

   In accordance with both the FDIC Settlement and the OTS Consent Order, if an acceptable plan of reorganization or liquidation, embodying substantially the terms of the OTS Consent Order and Stipulation and the FDIC Settlement, is not obtained, the agreements become null and void. The Company has agreed, in connection with the entering into of the FDIC Settlement, the OTS Stipulation and the Consent Order, to continue tolling the statute of limitations and not to utilize, except in limited circumstances, any tax benefits, including those arising from the Tax Loss, available to it.

   Absent the successful implementation of a plan of reorganization or liquidation, the Company may be required to continue negotiations with the FDIC, OTS, Debenture Trustee, and Nu-West or be subject to administrative or judicial action by the regulatory agencies and such other parties.

   In view of the Company's potential obligation under the FDIC Claims, the FDIC Allegations and the OTS Claims, as well as the possible obligation to indemnify the Possible Targets for losses incurred by them, including fees for their counsel, the Company cannot determine the effect of such matters on the Company's financial position if the Regulatory Settlement Agreements described herein are not consummated.

   OTHER TRANSACTIONS

   Effective April 29, 1983, First American, a savings and loan holding company, was merged with and into the Company. Concurrent with such merger, the principal subsidiary of First American, Houston First American Savings Association ("Houston First"), was merged with and into USAT. As a result of the mergers 2,090,000 shares of the Company's Common Stock were issued to common stockholders of First American. In addition, the Company issued to an unaffiliated company (the "Debtholders") 100% of its Series A Preferred Stock (the "Series A Preferred") and two promissory notes in the principal amounts of $13.4 million and $9.5 million in exchange for First American preferred stock and notes. On June 30, 1988, the Company paid $10.7 million to the Debtholders in satisfaction of the two notes totaling $22.9 million, a third note in the amount of $16.3 million and accrued interest on the notes. In addition, the Series A Preferred previously held by the Debtholders, having a liquidation preference of $1,650,000, was surrendered and canceled. One of the Debtholders, PLIC, guaranteed certain promissory note obligations (the "22 Seller's Notes") of the Company's subsidiary, PLC Stockholding, Inc. ("PLC"), which obligations were incurred by a predecessor under the terms of a prior merger. In conjunction with the Debtholders' debt payoff and preferred stock retirement, described above, the Company placed $6.2 million into escrow to reimburse PLIC in the event that PLIC was obligated to perform under the guaranty. In April 1990, the 22 Sellers' Notes were repaid in full, thereby discharging the contingent claim of PLIC and releasing the escrowed funds.

   In April 1983, the Company issued 58,725 shares of its Series B $13 Cumulative Preferred Stock (the "Series B Preferred") to Nu-West in exchange for certain real estate. In 1988, as a result of the Company's capital position, the Board of Directors of the Company determined not to make any further dividend or sinking fund payments for the benefit of the Series B Preferred. Pursuant to the terms of the Series B Preferred, from May 1, 1988 to December 31, 1995, dividend payments of approximately $5,917,000 have accrued but have not been paid. In addition, sinking fund payments of $4,551,000 for the redemption, commencing May 1, 1989, of certain shares of the Series B Preferred have not been made. Any dividend not paid accumulates and the Company is not permitted to pay dividends on or to retire any junior Preferred Stock or its Common Stock until all dividend and sinking fund arrearages are paid. Since the Company has failed to make five dividend payments when due (whether consecutive or not) Nu-West is entitled, at the annual meeting of Stockholders, to elect one person to the Board of Directors of the Company. Nu-West has been entitled to elect one director of the Company since May 1989. However, Nu-West determined not to elect a director at any of the Company's Annual Meetings of Stockholders since it has been entitled to elect such director. The Company has no information as to whether Nu-West will desire to elect a representative to the Board of Directors when and if the Company holds its next Annual Meeting of Stockholders.

   In connection with the acquisition of First American described above, the Company assumed certain obligations resulting from a prior acquisition by Houston First, including obligations under the Company's 9% Secured Sinking Fund Debentures, due 1993 (the "Debentures"). In May 1989, the Company offered to each unaffiliated Debentureholder the opportunity to receive $250 in cash for each $1,000 of principal amount of outstanding Debentures. In July 1989, persons holding $1,359,000 principal amount of Debentures tendered such Debentures and received approximately $340,000 in cash.

   Pursuant to the terms of the Indenture governing the Debentures, the Company was required to make a sinking fund payment of approximately $1.8 million on August 1, 1992. The Company elected not to make such sinking fund payment, and, as a result, the Debenture Trustee notified the Company that it believed there was an event of default under the terms of the Indenture. Without admitting that an event of default existed, the Company negotiated an arrangement whereby the Debenture Trustee would not seek to accelerate the repayment of the Debentures and the Company would provide security for the payment of the required sinking fund. Such settlement was not executed prior to the time the Petition referred to above was filed by Nu-West. As a result of the filing of the Petition, the Debenture Trustee and the Company were unable to consummate the agreed-upon settlement proposal.

   On August 1, 1993, the full principal amount of the Debentures matured. At that time, the Company paid all unpaid interest but determined not to repay any of the principal on such Debentures. The Company has received a letter from counsel for the Debenture Trustee stating that an event of default, as defined in the Indenture, has occurred. The Company and counsel for the Debenture Trustee have been in negotiations since the date of maturity of the Debentures concerning the effect of the Petition and the FDIC Claims on the Debentureholders' course of action resulting from the Company's failure to pay the principal of the Debentures. At the time the Company determined not to repay any of the principal on such Debentures, it made an independent determination to continue to pay interest on such Debentures at the rate of 9% and on the dates interest was payable on the Debentures prior to the maturity date. In January 1995, the Company was informed by the staff of the OTS and counsel to the FDIC that no additional interest payments should be made to the Debentureholders. Therefore, effective February 1, 1995, the Company determined to no longer pay any such interest on the Debentures. To date, neither the Debenture Trustee nor the Debentureholders have taken any action as a result of the Company's failure to pay such Debenture principal or interest, but there can be no assurances that such parties will continue to forego any such action. Should they determine to pursue their claims for principal repayment, the Company can make no determination as to the effects such action might have on the Company's operations or financial position. However, as set forth above under "Regulatory Settlement Agreements," the Company has entered into agreements with, among others, the Debenture Trustee, which, if effected, could provide for certain payments to the Debentureholders as part of a plan of reorganization or liquidation. See "Regulatory Settlement Agreements".

   While the Company attempted to resolve outstanding claims of creditors, as set forth above, the Company's assets have, since 1990, consisted primarily of money market accounts, treasury securities and similar investments. As a result of maintaining such assets, the Company could be considered an "investment company" required to register under the Investment Company Act of 1940 (the "1940 Act") and would be subject to the rules and regulations of the 1940 Act. In May 1990, pursuant to receipt of an exemption from registration under the 1940 Act, the Company liquidated its previously held portfolio of equity securities investments. The Company's exemption from registration under the 1940 Act will expire on December 30, 1997. In 1991, the Company agreed that its securities investments would be limited to securities with a remaining maturity of 397 days or less and which are rated in one of the two highest rating categories by a nationally recognized, statistical rating organization, as that term is defined in Rule 2a-7(a)(10) of the Securities and Exchange Commission's rules. As a result of the limitations on the Company arising from the exemption from the 1940 Act, the Company is required to make investments that offer a lower return than otherwise might be obtainable, absent such limitations. If the Company is not otherwise operating outside the scope of the 1940 Act on December 30, 1997, it may be required to significantly alter its business operations.

   Since January 1989, in addition to negotiating with the FDIC, Nu-West and other Preferred Stockholders, the Company has also successfully resolved former employee claims exceeding $4.9 million for approximately $1.3 million; has concluded a cash tender offer for certain outstanding debt, thereby reducing its liabilities by over $1 million and has participated in the settlement of a major contingent claim for approximately $125,000.

   In the Company's efforts to reduce expenses, in August 1991, the Chairman of the Board and President of the Company resigned, and, on October 1, 1991, all other employees of the Company terminated their employment.

   POST-RECEIVERSHIP EVENTS

   On November 29, 1990, the "Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990" (the "Recovery Act") as part of the "Crime Control Act of 1990," (the "Control Act") was enacted. The Recovery Act amends the Bankruptcy Code to provide that unsecured claims based on any commitment by a debtor to maintain the capital of an insured deposit institution, such as the Net Worth Claim, are given a priority over all other non-priority claims of the debtor. The Recovery Act also provides that, in any case under Chapter 11 of the Bankruptcy Code, the bankruptcy trustee shall be deemed to have assumed, and shall immediately cure any deficit under any net worth maintenance obligation of the debtor to the FDIC. The Recovery Act further provides that a bankruptcy proceeding under Chapter 11 of the Bankruptcy Code will not discharge a debtor from "malicious or reckless failure" to fulfill any net worth maintenance obligation unless such obligation would otherwise be terminated by action of the FDIC.

   The Recovery Act prohibits financial institutions from prepaying salary or any "liability or legal expense" of, among others, directors and officers when done in anticipation of, or after, a financial institution's insolvency if such payments are made for the purpose of frustrating the proper payment of creditors or preferring one creditor over another. The term "liability or legal expense" includes any legal or professional expense, any settlement amounts and costs, and any judgment or penalty amount and costs imposed in connection with any claim, proceeding or action.

   The Recovery Act also gives the FDIC the power to restrict, by order or regulation, in certain circumstances a financial institution from making an indemnification payment to, among others, any officer or director. The restriction on indemnification payments is not dependent on the financial institution's insolvency or troubled financial condition. To date, no regulations have been adopted by the FDIC.

   The "Federal Debt Collection Procedures Act of 1990" was also enacted as part of the Control Act. It provides, inter alia, that the United States may, in conjunction with the complaint or any time after the filing of a civil action on a claim for a debt, make an application for a prejudgment remedy. These prejudgment remedies include the attachment of any nonexempt property in the possession, custody or control of the debtor.

   It is unclear whether the Company is covered by the Recovery Act. If so, the FDIC or the OTS may raise in any litigation concerning the Net Worth Claim an allegation that the Company maliciously and recklessly failed to fulfill its net worth obligation to USAT. Although the Company believes it has numerous meritorious defenses to the Net Worth Claim, there can be no assurances that the Company would prevail in any such litigation. If the FDIC or the OTS were to prevail, the Net Worth Claim would be treated as a priority claim which would reduce or eliminate the amount of the Company's assets available to pay other creditors and stockholders. In addition, if the Company were to seek protection under the Bankruptcy Code, or if the Petition discussed above were to be granted, the FDIC or the OTS might attempt to require the bankruptcy trustee to assume, and immediately cure, the alleged Net Worth Claim. If the FDIC were to be successful in any such action, the amount of the Company's assets available to pay its other creditors and stockholders likely would be completely eliminated.

   Finally, the FDIC or the OTS could seek, by means of filing a complaint, to establish the Company's obligations under the FDIC Claims, and, in connection with such complaint, seek to attach all of the Company's assets or to enjoin the wrongful disposition of the Company's assets. If such attachment were granted, the Company would be precluded from making any further payments to its creditors or stockholders until the FDIC Claims were resolved. For descriptions of the execution of a Tolling Agreement between the FDIC and the Company, the OTS Tolling Agreement, the petition filed by Nu-West and possible settlements of the FDIC Claims, the OTS Claims and possible claims of Debentureholders, see "Background," and "Regulatory Settlement Agreements".

   ITEM 2.  PROPERTIES

   The Company has no properties held in fee or leased which are material to the general nature of its business.

   ITEM 3.  LEGAL PROCEEDINGS

   There are no material pending legal proceedings, to which the Company is a party or of which any of its properties is subject other than those set forth under "Item 1. Business - Background" relating to the FDIC Claims against the Company and the filing of the Plan with the Delaware Bankruptcy Court by the Company pursuant to Chapter 11 of the Bankruptcy Code.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's Common Stock was traded in the over-the-counter market under the NASDAQ national market symbol UFGI.C until December 28, 1988, at which point the stock was no longer quoted on NASDAQ. At that time, the Company was informed by the National Association of Securities Dealers, Inc. that all of the market makers in the Company's stock had withdrawn from making a market. The Company's Common Stock is currently traded in the over-the-counter market but is not quoted on the NASDAQ system. Since January 1, 1989, the Company's Common Stock has been traded infrequently in the over-the-counter market pursuant to prices reported by the National Quotations Bureau, Inc. The following table sets forth last asked prices reported by such Bureau. All quotations represent last asked prices between dealers without retail mark-up, mark-down, or commission and do not reflect actual transactions.

   The approximate number of holders of the Company's Common Stock as of March 31, 1997 is 4,621.

   The Company has paid no dividends on its Common Stock since its shares were distributed to the public in December 1981. The Company is prohibited from paying dividends on its Common Stock at any time that it is in arrears in paying dividends or making sinking fund payments with respect to the Series B Preferred Stock. The Company is currently in arrears in making such payments. See "Business - Other Transactions".

   On March 31, 1997, the last closing bid and asked prices per share of the Common Stock, as reported by National Quotation Bureau, Inc. were as follows:
   $0.001 bid and $0.04 asked.

   Neither the Series C Preferred Stock nor the Debentures are traded. Therefore, the Company cannot determine if there is any market value therefor.

                                    PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

   The Company's Common Stock was traded in the over-the-counter market under the NASDAQ national market symbol UFGI.C until December 28, 1988, at which point the stock was no longer quoted on NASDAQ. At that time, the Company was informed by the National Association of Securities Dealers, Inc. that all of the market makers in the Company's stock had withdrawn from making a market. The Company's Common Stock is currently traded in the over-the-counter market but is not quoted on the NASDAQ system. Since January 1, 1989, the Company's Common Stock has been traded infrequently in the over-the-counter market pursuant to prices reported by the National Quotations Bureau, Inc. The following table sets forth last asked prices reported by such Bureau. All quotations represent last asked prices between dealers without retail mark-up, mark-down, or commission and do not reflect actual transactions.

         ------------------------------------------------------
                                                 High    Low
         ------------------------------------------------------
          1994    First Quarter                  $0.04  $0.04
                  Second Quarter                  0.04   0.04
                  Third Quarter                   0.04   0.04
                  Fourth Quarter                  0.04   0.04
         ------------------------------------------------------
          1995    First Quarter                  $0.04  $0.04
                  Second Quarter                  0.04   0.04
                  Third Quarter                   0.04   0.04
                  Fourth Quarter                  0.04   0.04
         ------------------------------------------------------
          1996    First Quarter                  $0.04  $0.04
                  Second Quarter                  0.04   0.04
                  Third Quarter                   0.04   0.04
                  Fourth Quarter                  0.04   0.04
         ------------------------------------------------------

   The approximate number of holders of the Company's Common Stock as of March 31, 1997, is 4,621.

   The Company has paid no dividends on its Common Stock since its shares were distributed to the public in December 1981. The Company is prohibited from paying dividends on its Common Stock at any time that it is in arrears in paying dividends or making sinking fund payments with respect to the Series B Preferred Stock. The Company is currently in arrears in making such payments. See "Business -- Other Transactions".

   On March 31, 1997, the last closing bid and asked prices per share of the Common Stock, as reported by National Quotation Bureau, Inc. were as follows:
   $0.00 bid and $0.04 asked.

   Neither the Series C Preferred Stock nor the Debentures are traded. Therefore, the Company cannot determine if there is any market value therefor.

   ITEM 6.           SELECTED FINANCIAL DATA

   The five-year selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying Notes included in Item 8.


                                                                                     (In Thousands Except Per Share Data)
----------------------------------------------------------------------------------------------------------------------------
                                                                                     1996      1995    1994    1993    1992
----------------------------------------------------------------------------------------------------------------------------
   FOR THE YEAR:
   Interest income                                                                  $   624     747     592     538     648
   Other income                                                                         189     175      --       4      10
   Total operating expenses                                                             662     836     861     845     953
   Interest expense                                                                     420     420     420     420     420
   Adjustment to increase liabilities as a result of reorganization                   4,078      --      --      --      --
   Loss before extraordinary item                                                    (4,347)   (334)   (689)   (750)   (613)
   Extraordinary item - reduction of Debenture
     liabilities as a result of reorganization                                        4,326      --      --      --      --

   Net loss                                                                         $   (21)   (334)   (689)   (750)   (613)
----------------------------------------------------------------------------------------------------------------------------
============================================================================================================================

AT YEAR END:

Total assets                                                                       $ 11,707  11,663  11,587  12,337  12,938
Notes payable and other borrowings related
   to continuing operations                                                           1,360   4,671   4,671   4,671   4,643
Preferred stock dividends in arrears                                                    190   5,917   5,153   4,390   3,626
Redeemable preferred stock                                                           16,404  16,404  16,404  16,387  16,347
Common stockholders' deficit                                                       $(16,605)(22,311)(21,214)(19,745)(18,191)
----------------------------------------------------------------------------------------------------------------------------
============================================================================================================================

Net loss per common and common equivalent share                                    $     --   (0.14)  (0.18)  (0.19)  (0.18)
----------------------------------------------------------------------------------------------------------------------------
============================================================================================================================

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in Item 8.

   As set forth under "Item 1. -- Business," until December 30, 1988, the Company was a savings and loan holding company, owning all of the stock of USAT, a Texas state-chartered savings and loan association. On December 30, 1988, USAT was placed into receivership by the FDIC, and substantially all of its assets and deposit liabilities were sold to an unaffiliated party.

   CONSTRAINTS ON OPERATIONS

   Since December 30, 1988, the Company has explored the possible reorganization of the Company or the acquisition of an operating company and/or entering into other profitable business transactions. Its efforts, however, have been hindered by the assertion of the FDIC Claims and FDIC Allegations against the Company. During 1989 and 1990, the efforts of management of the Company were focused on resolving the claims of the FDIC and others and preparing a proposed plan of reorganization (the "Prepackaged Plan") which would affect all of the Company's creditors and stockholders. During 1991 and 1992, the Company's efforts were focused on resolving the outstanding FDIC Claims. As a result of the objectives to resolve such claims and implement the Prepackaged Plan, the Company has limited its business activities since January 1989 to the management of financial investments. Because settlement of claims was expected to require prompt cash payments, it was necessary for the Company to maintain an unusual degree of liquidity. In addition, pursuant to an exemption from registration under the Investment Company Act of 1940 (the "1940 Act"), subsequent to May 1990, the Company's temporary investments have been limited to securities with a remaining maturity of 397 days or less and rated in one of the two highest rating categories by a nationally recognized statistical rating organization, as that term is defined in Rule 2a-7(a)(10) of the Commission's Rules. These considerations limited the maturity of temporary cash investments and precluded some types of investment options, resulting in lower rates of return than may otherwise have been possible.

   In August 1993, the principal amount of the Company's 9% Secured Sinking Fund Debentures due 1993 (the "Debentures") became due. The Company's Board of Directors determined that it would not be in the best interests of the Company, its creditors and stockholders to make such principal payments in view of the pending discussions with the FDIC relating to an overall settlement of the FDIC Claims and FDIC Allegations. The Company did, however, pay all accrued interest at that time. As a result of the Company's decision not to make the principal payments, the Debenture Trustee notified the Company that an event of default had occurred. Subsequent thereto, the Company and the Debenture Trustee attempted to negotiate an acceptable resolution to the alleged event of default, but as a result of the filing of the Nu-West Petition, discussed below, the Company and the Debenture Trustee were precluded from negotiating an acceptable settlement. At the time the Company determined not to repay any of the principal on such Debentures, it made a subsequent and independent determination to continue to pay interest on such Debentures at the rate of 9% and on the dates interest was payable on the Debentures prior to the maturity date. In January 1995, the Company was informed by the staff of the OTS and counsel to the FDIC that no additional interest payments should be made to the Debentureholders. Therefore, since August 1, 1994, the Company has not paid interest on the Debentures.

   In November 1992, the Company's Series B Preferred Stockholder, Nu-West, filed an involuntary petition (the "Nu-West Petition") against the Company pursuant to Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the State of Delaware. Such Petition claimed that Nu-West was a creditor of the Company and that the Company had failed to pay Nu-West amounts allegedly due. In connection with the proposed resolution of the FDIC claim and the OTS Claims, the Nu-West Petition was dismissed in 1996.

   As described under "Item 1. -- Business," in December 1995, the Company entered into agreements with the OTS, the FDIC, the Debenture Trustee and Nu-West for the possible settlement of claims against the Company (the "FDIC Settlement"). Under these agreements, the Company neither admits nor denies liability in claims by the FDIC and the OTS.

   The FDIC Settlement is conditioned upon the Company obtaining a final order of the Delaware Bankruptcy Court and requires that the Company pay a minimum of $9,450,000 to the FDIC, a minimum of $1,360,000 to the Debenture Trustee and a minimum of $190,000 to Nu-West. The FDIC Settlement requires that the Company proceed with a plan of reorganization or liquidation in the Delaware Bankruptcy Court, and payments would be made after the Delaware Bankruptcy Court has confirmed a final plan. Under the FDIC Settlement, and with some exceptions, expenditures by the Company in excess of $300,000 from and after the effective date are subject to approval by FDIC and OTS. Any assets of the Company remaining after the payments and expenditures described above must be paid to the FDIC, the Debenture Trustee and Nu-West in proportion to the minimum settlement payments. The FDIC Settlement also provides that the Company may not, except in limited circumstances, utilize the benefits of tax losses carried forward from 1988 and prior years.

   On January 14, 1997, the Company filed a petition with the Delaware Bankruptcy Court seeking protection under Chapter 11 of the Bankruptcy Code. A Plan of Reorganization (the "Plan") including a disclosure statement which embodied substantially the terms of the FDIC Settlement was filed along with the Company's petition. The Plan was confirmed by the Bankruptcy Court on March 31, 1997. The liabilities and commitments of the Company have been adjusted to the amounts specified in that Plan.

   While the Company, the FDIC, the OTS, and others have been negotiating the terms of a possible settlement of claims against the Company, there is no assurance that the Company will be able to consummate such a settlement, nor can the Company determine when, if ever, any settlement will be effected.

   FINANCIAL CONDITION

   At December 31, 1996, cash, cash equivalents and short-term investments made up 98% of the Company's assets. At the end of 1995, such assets made up 95% of the total. The $8.6 million total for short-term investments at December 31, 1996 represents a managed investments account available for immediate withdrawals. Short-term investments at December 31, 1995 included certificates of deposit and U.S. Treasury Bills, as well as the same managed investments account. Other investments at December 31, 1996 represent mortgage-backed securities. At December 31, 1995, the Company's other earning assets included the same mortgage-backed securities, as well as bonds and notes receivable which were repaid or redeemed in 1996.

   The Company's significant liabilities at December 31, 1996 and 1995 included the Debentures and amounts accrued for contingencies, as discussed in Notes 5 and 6 of Notes to Consolidated Financial Statements, included herein. While the Company continued to make interest payments when due on the Debentures through 1994, the Company failed to make a required sinking fund payment in August 1992 and the final principal payment due in August 1993, as discussed above and under "Item 1. -- Business" and in Notes 5 and 7 to the Consolidated Financial Statements, included herein. The Company did not make interest payments in 1996 or 1995.

   The outstanding principal amount of the Debentures was $4,671,000 at December 31, 1996, and interest payable of $1,015,000 had been accrued at that date. At year end, the liability for the Debentures was adjusted to $1,360,000 and the accrued interest payable on the Debentures was written off to reflect the payment proposed in the Plan. These adjustments were made to reflect the terms of the Plan of Reorganization discussed above and in Note 5 to the Consolidated Financial Statements. The net effect of the adjustments relating to the Debentures -- a gain of approximately $4,326,000 -- is reported as an extraordinary item in the Consolidated Statement of Operations for 1996.

   The accrual for contingent liabilities was adjusted to $10,200,000 at the end of 1996 to reflect the amounts expected to be paid to the FDIC and OTS, as discussed under "Item 1. -- Business" and in Note 6 to the Consolidated Financial Statements. The amount of such adjustment -- approximately $4,078,000 -- is reported as a separate expense item in the Consolidated Statement of Operations for 1996.

   At December 31, 1996, the Company's preferred stock obligations included $6,680,000 accrued for cumulative dividends in arrears on the Company's Series B $13 Cumulative Preferred Stock. At the end of 1996, the amount for such accrued dividends in arrears was adjusted to $190,000 to reflect the payment proposed in the Plan described above. The adjustment of accrued dividends was recorded as a reduction in the Company's retained deficit, but does not represent an amount available to other preferred or common shareholders.

   RESULTS OF OPERATIONS

   Interest income and investment income (loss)

   Interest income for the year ended December 31, 1996 was $624,000, compared to $747,000 in 1995 and $592,000 in 1994. Most of the Company's interest income has been from temporary investments in certificates of deposit, banker's acceptances, commercial paper, U.S. Treasury securities and other government agency obligations. The decrease in interest income in 1996 is attributable primarily to lower interest yields on the Company's short-term investment balances. Average amounts invested short-term were slightly higher in 1996 than during 1995, but the average yield on those investments was approximately 5.4%, compared to nearly 6.0% in 1995. The increase in interest income from 1994 to 1995 was the result of a significant increase in yields for short-term investments. Amounts invested short-term in 1995 were slightly lower than in 1994, but yields increased from an average 4.2% in 1994 to nearly 6.0% during 1995.

   Other income

   In August 1996, the Company sold all the stock of Southwest Group Agency, Inc. ("SWGA"), a wholly-owned subsidiary, for $210,000, to an unrelated third party. SWGA had no operations and no significant assets or liabilities at the time of the sale, but its Texas license as an insurance agency had considerable franchise value. A brokers commission of $21,000 was paid in connection with the sale, and the net gain of $189,000 is reported as "other income" in 1996.

   In December 1995, the Company received full repayment for an installment note receivable scheduled to mature in 2002. The principal balance of the note at that time was approximately $1.2 million, and scheduled monthly payments on that note of approximately $20,000 included interest at 6.5% per annum. A discount related to that note had been recorded in connection with a 1983 business combination to reflect market interest rates at that time. The unamortized balance of that discount, approximately $175,000, was written off when the note was fully repaid, and that amount was recognized as "other income" in 1995.

   Salaries and Related Expenses

   From January 1989 until August 1991, the Company had only four employees. In August 1991, the Chairman of the Board and President of the Company resigned, and on October 1, 1991, all other employees of the Company terminated their employment. As a result, no salaries or related expenses have been incurred by the Company since 1991.

   General and Administrative Expenses

   General and administrative expenses for the years ended December 31, 1996, 1995 and 1994 were predominantly legal and other professional fees related to the negotiation of settlements of the FDIC Claims, the FDIC Allegations, the OTS Claims and other claims by former officers and directors of the Company and others. In the years ended December 31, 1996, 1995 and 1994, legal fees were 52%, 66% and 66% respectively, of total general and administrative expenses.

   Other professional services - including accounting, audit and tax services - represented approximately 21% of total general and administrative expenses in 1996 and approximately 14% of that total in 1995 and 1994. As the Company had few employees, even prior to 1992, outside consultants have supported the Company's general and administrative functions since January 1, 1989. The Company has renewed a contract with a former employee and an accounting firm to provide for certain of the Company's administrative functions. Corporate expenses, including such items as franchise taxes and the costs of publishing required financial statements and other filings, represented approximately 19% of total general and administrative expenses in 1996 and approximately 16% of the total in 1995 and 1994.

   Interest expense

   Interest expense in the years ended December 31, 1996, 1995 and 1994 related to the Company's Debentures which were due in 1993, as described above. Though the sinking fund payments due August 1, 1992 and the principal payment due August 1, 1993 were not made, as described in Note 5 of Notes to Consolidated Financial Statements, the Company continued to accrue and pay interest on the full amount of outstanding Debentures through August 1, 1994. The Company did not make the 1995 or 1996 interest payments, but continued to accrue interest expense through the end of 1996. At the end of 1996, the accrued interest payable on the Debentures was written off to reflect the terms of the Plan, as discussed above.

   All other long-term debt obligations of the Company were repaid during the first quarter of 1990.

   LIQUIDITY AND SOURCES OF CAPITAL

   In 1996, 1995 and 1994, cash flow requirements of operations have been met only partially by interest income. The balance has been funded with proceeds from sales and maturities of investments. The adequacy of the Company's liquid assets to meet commitments and operating requirements cannot be effectively assessed at this time due to the uncertainties faced by the Company with respect to the claims of the FDIC, the OTS and others. The Plan filed in connection with a Chapter 11 petition early in 1997 anticipates that all the Company's assets will be liquidated in order to make payments to creditors and claimants.

   The uncertainties surrounding the claims of the FDIC, the OTS and others, as well as the limitations placed by the Internal Revenue Code on future utilization of tax benefits, discussed under "Item 1. -- Business -- Background," have had the effect of precluding any attempt by management to seek additional debt or equity capital for the Company.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                                                          Page
--------------------------------------------------------------------------------
UNITED FINANCIAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
  Independent Auditors' Report                                               15

  Consolidated Statements of Financial Condition as of December 31, 1996
    and 1995                                                                 16

  Consolidated Statements of Operations for the Years Ended December 31,
    1996, 1995, and 1994                                                     17

  Consolidated Statements of Common Stockholders' Deficit for the Years
    Ended December 31, 1996, 1995, and 1994                                  18

  Consolidated Statements of Cash Flows for the Years Ended December 31,
    1996, 1995, and 1994                                                     19

  Notes to Consolidated Financial Statements                                 20
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

   The Board of Directors and Stockholders
   United Financial Group, Inc.

   We have audited the accompanying consolidated statements of financial condition of United Financial Group, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, common stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Group, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

   The accompanying consolidated financial statements have been prepared assuming that United Financial Group, Inc. will continue as a going concern. As discussed in Notes 1, 5, 6 and 8 to the consolidated financial statements, significant claims have been made against the Company by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision and others. Furthermore, the Company did not make required principal payments on its 9% Secured Sinking Fund Debentures Due 1993. Since 1988, the Company has attempted to negotiate settlements with its creditors and claimants, and, in 1995, the Company entered into agreements with certain of those creditors and claimants which would require payments to them, subject to bankruptcy proceedings and the confirmation of a plan of reorganization. On January 14, 1997, the Company filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code and submitted a Plan of Reorganization specifying proposed payments to certain of its creditors and claimants. The Plan was confirmed on March 31, 1997. The Company is now operating its business as a debtor-in-possession. The payments outlined in that Plan of Reorganization exceed total assets of the Company at December 31, 1996. These matters raise substantial doubt about the Company's ability to continue as a going concern.


                                                           KPMG PEAT MARWICK LLP

   Houston, Texas
   February 14, 1997

   UNITED FINANCIAL GROUP, INC.
   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
   DECEMBER 31, 1996 AND 1995
   (In Thousands Except Share Amounts)

   ----------------------------------------------------------
   December 31,                             1996       1995
   ----------------------------------------------------------
   Assets:
   Cash and cash equivalents              $  2,930       348
   Short-term investments                    8,557    10,741
   Loans and notes receivable                   --        19
   Other investments                            81       344
   Other assets                                139       211
   ----------------------------------------------------------
                                          $ 11,707    11,663
   ----------------------------------------------------------
   ==========================================================

   Liabilities:

   Accounts payable and accrued           $    158       739
    liabilities
   Notes payable and other borrowings        1,360     4,671
   Other liabilities                        10,200     6,243
   ----------------------------------------------------------
   Total liabilities                      $ 11,718    11,653
   ----------------------------------------------------------

   Cumulative preferred dividends in
    arrears                               $    190     5,917
   Redeemable preferred stock, no par
    value; 2,000,000 shares authorized      16,404    16,404

   Common stockholders' deficit
   Common stock, no par value; 12,000,000
    shares authorized; issued and
    outstanding, 8,073,620 shares at
    December 31, 1996 and 1995, net of
    115,750 shares in treasury              56,289    56,289
   Retained deficit                        (72,894)  (78,600)
   ----------------------------------------------------------
   Total common stockholders' deficit      (16,605)  (22,311)
   ----------------------------------------------------------
                                          $ 11,707    11,663
   ----------------------------------------------------------
   ==========================================================

   See accompanying notes to consolidated financial statements.

UNITED FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In Thousands Except Per Share Data)

---------------------------------------------------------------------
Year Ended December 31,                       1996     1995     1994
---------------------------------------------------------------------
Interest income                           $    624      747      592
Other income                                   189      175       --
---------------------------------------------------------------------
                                               813      922      592

General and administrative expenses            662      836      861
Interest expense                               420      420      420
Adjustment of liabilities as a result
 of reorganization                           4,078       --       --
---------------------------------------------------------------------
                                             5,160    1,256    1,281
---------------------------------------------------------------------
Net loss before extraordinary item          (4,347)    (334)    (689)
Extraordinary item -- reduction of
 Debenture liabilities as a result of
 reorganization                              4,326       --       --
---------------------------------------------------------------------
Net loss                                  $    (21)    (334)    (689)
---------------------------------------------------------------------


Net loss to common shares after
 adjustment for preferred stock
 dividends and accretion of discount      $    (21)  (1,097)  (1,469)


Net loss per common and common
 equivalent share before extraordinary
 item                                        (0.54)   (0.14)   (0.18)
Extraordinary item                            0.54       --       --
---------------------------------------------------------------------
Net loss                                  $     --    (0.14)   (0.18)
---------------------------------------------------------------------
=====================================================================

   See accompanying notes to consolidated financial statements.

UNITED FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMMON
STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
(In Thousands)

--------------------------------------------------------------------------
                                                                Total
                                                                Common
                                                                Stock-
                                             Common  Retained   holders'
                                             Stock   Deficit    Deficit
--------------------------------------------------------------------------
Balances at December 31, 1993             $  56,289   (76,034)  (19,745)
--------------------------------------------------------------------------
Net loss                                         --      (689)     (689)
Accumulated dividends on Series B $13
 cumulative preferred stock                      --      (763)     (763)
Accretion of redeemable preferred stock
 to redemption value                             --       (17)      (17)
--------------------------------------------------------------------------
Balances at December 31, 1994             $  56,289   (77,503)  (21,214)
Net loss                                         --      (334)     (334)
Accumulated dividends on Series B $13
 cumulative preferred stock                      --      (763)     (763)
Accretion of redeemable preferred stock
 to redemption value                             --        --        --
--------------------------------------------------------------------------
Balances at December 31, 1995             $  56,289   (78,600)  (22,311)
--------------------------------------------------------------------------
Net loss                                         --       (21)      (21)
Reversal of accumulated dividends on
 Series B $13 cumulative preferred stock         --     5,727     5,727
--------------------------------------------------------------------------
Balances at December 31, 1996             $  56,289   (72,894)  (16,605)
--------------------------------------------------------------------------
==========================================================================

   See accompanying notes to consolidated financial statements.

UNITED FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(In Thousands)

------------------------------------------------------------------------
Year Ended December 31,                        1996      1995      1994
------------------------------------------------------------------------
Operating Activities:

Net loss                                  $     (21)     (334)     (689)
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
 Depreciation and amortization                   --      (223)      (48)
 Effects of adjustments to liabilities
  as a result of reorganization                (248)       --        --
Changes in assets and liabilities
 related to operations:                                    --
 Decrease (increase) in other assets             72       (93)       27
 Increase (decrease) in accounts
      payable and accrued liabilities           435       428       (41)
------------------------------------------------------------------------
Net cash provided by (used in)
 operating activities                     $     238      (222)     (751)
------------------------------------------------------------------------
Investing Activities:
Sales and maturities of short-term
 investments                                 43,612    39,585    61,706
Purchase of short-term investments          (41,428)  (40,664)  (61,085)
Repayments of notes receivable and
 other investments                              282     1,398       183
------------------------------------------------------------------------
Net cash provided by investing
 activities                               $   2,466       319       804
------------------------------------------------------------------------
Financing Activities:

Payments to settle claims and liquidate
 obligations                                   (122)      (18)      (21)
------------------------------------------------------------------------
Net cash used in financing activities     $    (122)      (18)      (21)
------------------------------------------------------------------------
Increase in cash and cash equivalents         2,582        79        32
Cash and cash equivalents, beginning of
 year                                           348       269       237
------------------------------------------------------------------------
Cash and cash equivalents, end of year    $   2,930       348       269
------------------------------------------------------------------------
========================================================================

   See accompanying notes to consolidated financial statements.

   UNITED FINANCIAL GROUP, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   DECEMBER 31, 1996, 1995 AND 1994

   1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of consolidation and presentation

   The consolidated financial statements include the accounts of United Financial Group, Inc. and its subsidiaries ("UFGI" or the "Company"), all of which are wholly-owned and none of which are actively engaged in business operations. Prior to December 30, 1988, UFGI was in the business of offering products and services in the mortgage lending and savings industries and was engaged in an array of investment activities, primarily through its most significant subsidiary, United Savings Association of Texas ("USAT"), and USAT's wholly-owned subsidiaries. On December 30, 1988, USAT was placed into receivership by the Federal Savings and Loan Insurance Corporation (as predecessor to the Federal Deposit Insurance Corporation, both of which are herein referred to as the "FDIC"), and the Company's net liabilities related to its investment in USAT were written off at that time. Since 1988, the Company's business activities have been limited to the resolution of outstanding claims against the Company and the management of investments.

   On January 14, 1997, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Plan of Reorganization (the "Plan") submitted with that filing implements the provisions of the FDIC Settlement (described in Note 6), which specifies amounts to be paid to certain of the Company's creditors and claimants. The Plan was confirmed by the Bankruptcy Court on March 31, 1997. The liabilities and commitments of the Company have been adjusted to the amounts specified in the Plan.

   All material intercompany transactions are eliminated in consolidation. Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the presentation used for 1996.

       Investments

   The Company's investments, including certificates of deposit, government and government agency obligations, corporate obligations, mortgage-backed securities, and notes receivable are reported on the basis of amortized cost -- purchase or acquisition price, adjusted for the amortization of any related premium or discount. Because such investments are primarily short-term, their amortized cost approximates fair value. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that investments in debt and equity securities be classified as "Held to Maturity," "Available for Sale," or "Trading" securities. Held to Maturity investments must be reported at amortized cost. Available for Sale investments must be reported at fair value. Trading investments must be reported at fair value, and unrealized gains and losses must be included in earnings. The Company's investments are classified as Available for Sale. Because there has been little or no difference between the cost and fair value of the Company's investments during 1994, 1995 and 1996, the adoption of Statement 115 has had no material effect on the Company's consolidated financial statements.

       Income taxes

   The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

   The Company and its subsidiaries file consolidated federal income tax returns. Current and deferred federal income tax expense is allocated to any subsidiary with current pretax accounting income, using the applicable statutory tax rate without benefit for individual company credits or net operating loss deductions. The benefits of any credits and net operating loss deductions are recorded by the parent company.

   Deferred income tax liabilities have not been recognized as a result of the Company's net operating losses.

       Loss per common and common equivalent share

   Loss per common and common equivalent share is computed using UFGI's net loss, adjusted for redeemable preferred stock dividends and accretion of redeemable preferred stock to its redemption value. The adjusted net loss is then divided by the weighted average number of common shares outstanding during the period, including dilutive common stock equivalents, if any, resulting from common stock options and convertible preferred stock outstanding. Such average common and common equivalent shares were approximately 8,074,000, for 1996, 1995, and 1994.

       Cash and cash equivalents

   For purposes of the statement of cash flows, cash and cash equivalents include time deposits which have original maturities of less than ninety days and which may be liquidated promptly to provide cash.

   2.    SHORT-TERM INVESTMENTS

   At December 31, 1996 and 1995, the components of short-term investments were as follows:

                                    (In Thousands)
   ------------------------------------------------
   At December 31,                    1996    1995
   ------------------------------------------------
   Certificates of deposit         $    --   1,159
   United States Treasury Bills         --   1,459
   Managed investment account        8,557   8,123
   ------------------------------------------------
                                   $ 8,557  10,741
   ------------------------------------------------
   ================================================


   The Company's managed investment account represents a portfolio of government, government agency and corporate obligations managed by an independent organization. The contract with that organization limits periods to maturity and specifies liquidity requirements. The Company's certificates of deposit and U.S. Treasury Bills were purchased with original maturities of one year or less. There were no significant differences between the amounts presented for short-term investments on the basis of amortized cost and the fair values of such assets.

   3.  LOANS AND NOTES RECEIVABLE

   At December 31, 1995, the Company had a note receivable from a former officer in the approximate amount of $19,000. Such note was repaid during 1996, and, at the end of the year, the Company had no remaining loans or notes receivable.

   Another promissory note receivable by the Company was repaid in 1995. That installment loan receivable required monthly payments to the Company of approximately $20,000 which included interest at a stated rate of 6.5% per annum. A discount related to the installment loan receivable was recorded in connection with purchase accounting for the business combination in which the note was acquired. Amortization of such discount adjusted interest income from the note to an effective annual rate of approximately 12%, a market rate at the date of the business combination. The installment loan receivable was repaid in full in December 1995. The remaining unamortized discount at that time, approximately $175,000, was written off and recognized as other income.

   4.  OTHER INVESTMENTS

   Other investments are summarized as follows:

                                              (In Thousands)
   -----------------------------------------------------------
   At December 31,                            1996      1995
   -----------------------------------------------------------
   Mortgage-backed securities               $   81        94
   Debt securities of a foreign government      --       250
   -----------------------------------------------------------
                                            $   81       344
   -----------------------------------------------------------
   ===========================================================

   The Company's mortgage-backed securities yield approximately 8.5% per annum. The foreign government bond, which was redeemed during 1996, paid variable rate interest, with a minimum of 7.5% per annum. The amounts presented for these investments are based on amortized cost, which approximates fair value.

   5.  NOTES PAYABLE AND OTHER BORROWINGS

   At December 31, 1996 and 1995, the Company's notes payable and other borrowings consisted of 9% Secured Sinking Fund Debentures due 1993 with an aggregate principal amount of $4,671,000 (the "Debentures").

   The Debentures are secured by a first lien on 51% of the stock of USAT, which has had no value since December 30, 1988.

   Under the terms of the Debentures, a sinking fund payment of approximately $1,826,000 was due August 1, 1992, and the full principal payment of $4,671,000 was due August 1, 1993. Those payments were not made by the Company. As a result, the trustee for the Debentures notified the Company that there had occurred an event of default under the terms of the Indenture. The trustee or the beneficial owners of the Debentures may, therefore, be entitled to take certain actions pursuant to the Indenture. The Company continued to pay semi-annual interest on the Debentures at the stated rate of 9% and on the payment dates in effect prior to maturity of the Debentures (February 1 and August 1) through December 31, 1994. In January 1995, the Company was informed by the staff of the OTS and counsel to the FDIC that no additional interest payments should be made to the Debentureholders. Therefore, the Company did not pay interest in 1995 or 1996 and is not expected to make any future interest payments.

   Interest was accrued by the Company on the full amount of the outstanding principal balance of the Debentures until the end of 1996. No interest was paid in the years ended December 31, 1995 and 1996. Payments of interest totaled $420,000 for the year ended December 31, 1994. Included in accounts payable and accrued liabilities at December 31, 1995 was accrued interest payable of $596,000.

   Under the terms of the FDIC Settlement, the Company would pay a minimum of $1,360,000 to the Debentureholders. As of December 31, 1996, the liability for the Debentures has been adjusted to the amount expected to be paid, and accrued interest payable on the Debentures has been adjusted to zero to reflect the payment proposed in the FDIC Settlement and the Plan. The FDIC Settlement and the Plan are discussed further in Note 6.

   6.  COMMITMENTS AND CONTINGENT LIABILITIES

   In connection with its actions placing USAT into receivership on December 30, 1988, the FDIC made claims against the Company for damages in excess of $100 million (the "FDIC Claims"). The FDIC alleged that it was damaged by the Company's failure to maintain USAT's net worth in accordance with Federal Home Loan Bank Board regulations. Additionally, the FDIC claimed that, as a result of the Company's utilization of the benefits of certain tax losses incurred by USAT, the Company was obligated to USAT for amounts related to federal income tax refunds allegedly obtained. The Company has denied the merits of any potential claim alleged by the FDIC. In 1991, the Company entered an agreement to toll the running of the statute of limitations and certain other equitable defenses in order to delay final litigation decisions and to permit additional time for negotiation of a settlement of the FDIC Claims. Such agreement was amended several times to postpone its expiration.

   In mid-1994, settlement discussions relating to the FDIC Claims were joined by the Office of Thrift Supervision ("OTS"), a separate agency whose jurisdiction covers areas not included within the scope of the FDIC's jurisdiction. The OTS is investigating the possibility of certain regulatory violations (the "OTS Claims") by the Company and others, including current and former officers and directors of the Company. The Company denies any such violations and has been in negotiations with the OTS since September 1994 concerning possible settlement of the OTS Claims. The Company entered an agreement with the OTS to toll the running of the statute of limitations, subject to the right of the OTS to terminate such agreements with 10 days' notice. That agreement was amended several times to postpone its expiration.

   Effective December 1995, the Company entered into agreements with the OTS and an agreement with the FDIC, the trustee for the 9% Secured Sinking Fund Debentures (the "Debenture Trustee") and Nu-West Florida, Inc. ("Nu-West"), as sole holder of the Company's Series B Preferred Stock (the "FDIC Settlement"). Under these agreements, the Company neither admits nor denies liability under claims by the FDIC and the OTS. The terms of the FDIC Settlement were incorporated in the Plan filed with the U.S. bankruptcy court sitting in Delaware January 14, 1997. Such Plan was confirmed by the Bankruptcy Court on March 31, 1997.

   The FDIC Settlement requires that the Company pay a minimum of $9,450,000 to the FDIC, a minimum of $1,360,000 to the Debentureholders and a minimum of $190,000 to Nu-West. An additional payment to the FDIC of up to $750,000 will be required should assets remain after the payment of the minimum amounts and expenses of the Company. Any amount received by the FDIC will be required to have 12.36% paid to the Debentureholders and 1.72% to Nu-West. Under the FDIC Settlement, expenses of the Company in excess of $300,000 will require approval by the FDIC and the OTS.

   As of December 31, 1996, the Company's liabilities have been adjusted to reflect the expected payments described above. The effects of such adjustments on the Company's financial statements are detailed below:


                                                    (In Thousands)
   ----------------------------------------------------------------------------
                                                          Minimum
                                            Recorded     Expected
                                            Liability     Payment   Adjustment
   ----------------------------------------------------------------------------
   9% Secured Sinking Fund Debentures     $     4,671       1,360        3,311
   Accrued Interest Payable on the
    Debentures                                  1,015          --        1,015
   FDIC and OTS and additional payments
    to creditors and claimants                  6,122      10,200       (4,078)
   ----------------------------------------------------------------------------
   Effect of adjustments to liabilities   $    11,808      11,560          248
   ----------------------------------------------------------------------------

   The adjustment to reduce the commitment for Series B Preferred Stock dividends was recorded as a $5,727,000 decrease in the Company's retained deficit.

   While the Company, the FDIC, the OTS, and others have been negotiating the terms of a possible settlement of claims against the Company, there is no assurance that the Company will be able to consummate such a settlement, nor can the Company determine when, if ever, any settlement will be effected.

   7.  REDEEMABLE PREFERRED STOCK

   Redeemable preferred stock is summarized as follows:

                                             (In Thousands)
   --------------------------------------------------------
   At December 31,                            1996    1995
   --------------------------------------------------------
   Series B $13 cumulative, 58,725
    shares authorized and outstanding     $  5,873   5,873
   Series C, 775,000 shares authorized;
    outstanding, 15,711 shares                 220     220
   Series E, 736,526 shares authorized
     and outstanding                        10,311  10,311
   --------------------------------------------------------
                                          $ 16,404  16,404
   --------------------------------------------------------
   ========================================================


   Series B $13 Cumulative Preferred Stock ("Series B Preferred Stock") requires a $13 per share, per year, cumulative dividend paid on a quarterly basis, with quarterly sinking fund payments of $146,813 commencing May 1, 1988 and annual mandatory redemptions commencing May 1, 1989. All such cumulative dividends and mandatory redemptions must be paid prior to the payment of any dividends, cancellation, redemption or repurchase of any junior class of preferred stock or the common stock. Commencing May 1, 1988, payments of Series B Preferred Stock dividends and mandatory redemptions were suspended. As of December 31, 1996, $6,680,000 of such dividends had accrued but were unpaid, representing eighty-three cents per share of common stock outstanding. Series B Preferred Stock has a preference over the Series C and Series E preferred stock issues. In November 1992, the holder of the Series B Preferred Stock, Nu-West Florida, Inc. ("Nu-West") filed an involuntary petition against the Company under Chapter 11 of the United States Bankruptcy Code. In 1996, this petition was dismissed with prejudice.

   Under the terms of the FDIC Settlement, the Company would pay a minimum of $190,000 to Nu-West. The amount of accrued Series B Preferred Stock dividends has been adjusted to that amount as of December 31, 1996. The terms of the FDIC Settlement are discussed further in Note 6.

   Series C Convertible Preferred Stock ("Series C Stock") does not pay dividends. In the event of liquidation, holders of Series C Stock will be entitled to receive $14 per share after all amounts due to UFGI's creditors and holders of Series B preferred have been paid. Since June 15, 1987, each share of Series C Stock has been convertible, at the shareholder's election, into two shares of UFGI's common stock. The Series C Stock was not redeemable by the Company until June 15, 1994, at which time the Company, if financially able, was obligated to redeem at a price of $14 per share, all outstanding shares of Series C Stock which had not been converted into common stock. The Company was not financially able to redeem the Series C Stock at June 15, 1994. The Series C Stock was accreted so that the carrying value at the mandatory redemption date was equal to the mandatory redemption amount.

   Series E Convertible Preferred Stock ("Series E Stock") pays no dividends and has the same designations, preferences, and rights as the Series C Stock. In the event of liquidation, holders of Series E Stock will be entitled to receive $14 per share after all amounts due to UFGI's creditors and holders of Series B preferred have been paid. Since July 1, 1989, each share of Series E Stock has been convertible, at the shareholder's election, into two shares of UFGI's common stock. The Series E Stock was not redeemable by the Company until June 15, 1994, at which time the Company, if financially able, was obligated to redeem at a price of $14 per share, all outstanding shares of Series E Stock which had not been converted into common stock. The Company was not financially able to redeem the Series E Stock at June 15, 1994. The Series E Stock was accreted so that the carrying value at the mandatory redemption date was equal to the mandatory redemption amount.

   Under the terms of the Plan, the holders of the Series C Stock or the Series E Stock will receive no payments in connection with the reorganization of the Company.

   At December 31, 1996, total liquidation preferences of the Company's redeemable preferred stock were $23,084,000. Of that total, the liquidation preference and accrued but unpaid dividends on the Series B Stock comprised $12,553,000. The liquidation preferences for Series C Stock and Series E Stock were $220,000 and $10,311,000, respectively.

   8.  COMMON STOCKHOLDERS' DEFICIT

   The Company's liabilities and preferred stock redemption obligations, including accrued but unpaid dividends, exceeded assets by $16.6 million at December 31, 1996 and by $22.3 million at December 31, 1995. Payment of the obligations to creditors and claimants under the Plan is expected to require all of the Company's assets. See Notes 5, 6 and 7 for information on certain claims made against the Company.

   9.  STOCK OPTIONS

   Prior to 1989, the shareholders of UFGI approved four employee stock option plans and one non-employee director stock option plan. In connection with the placing of USAT into receivership in 1988, substantially all of the outstanding options were terminated; since that time, all other options except those reserved and outstanding under the 1987 Non-Employee Directors' Stock Option Plan, have terminated. At December 31, 1996, options for 10,000 shares under the 1987 Non-Employee Directors' Stock Option Plan were outstanding and exercisable at a price of $3.25 per share. No options were exercised during 1996, 1995 or 1994.

   10.  FEDERAL INCOME TAXES

   No tax benefits have been recognized in connection with the Company's net losses in 1996, 1995 and 1994. Differences between the tax basis and financial reporting basis of the Company's assets and liabilities are primarily related to contingent liabilities previously accrued but not deducted for tax purposes. Payments against such liabilities will result in tax losses which exceed financial statement losses.

   The deferred tax liabilities of the Company have been reduced in prior periods by the recognition of the benefits of net operating loss deductions. Most of those deferred tax liabilities and net operating losses were attributable to discontinued operations.

   At December 31, 1996, UFGI had a tax net operating loss carryforward of approximately $6,982,000 which, if not utilized to offset future taxable income, will expire as follows: 1999 $307,000; 2002 $790,000; 2004 -
   $499,000; 2005 - $1,468,000; 2006 -- $627,000; 2007 -- $788,000; 2008 --
   $777,000; 2009 -- $759,000; 2010 -- $575,000; 2011 -- $391,000.

   Under provisions of the Internal Revenue Code, a parent corporation that joins in filing a consolidated federal income tax return with its subsidiary must make certain annual adjustments to the tax basis of stock it owns in such subsidiary. The required adjustments include, among other things, a decrease in the tax basis for tax losses of a subsidiary utilized to offset income of the parent and for dividend payments made by a subsidiary to its parent corporation. If a parent has a negative tax investment basis (referred to as an "excess loss account") with respect to the stock of the subsidiary, the occurrence of certain events, including the determination that the stock of the subsidiary is "worthless", results in the recognition of the excess loss account in taxable income. Prior to USAT being placed into receivership, UFGI had an excess loss account with respect to its investment in USAT of approximately $75 million.

   In connection with the FDIC placing USAT in receivership and the subsequent sale of USAT's assets, the FDIC provided a note (the "FSLIC Note") in the approximate amount of $261 million to USAT. A subsequent audit resulted in an increase of the FSLIC Note to $309 million. UFGI received a ruling from the

   Internal Revenue Service that UFGI's tax basis in USAT's stock was increased by the amount of the FSLIC Note. On December 30, 1988, UFGI's adjusted basis in USAT's stock was written off. The amount of such basis was either $186 million or $234 million, depending on the treatment the subsequent increase of the FSLIC Note. As a result, the Company has additional loss carryforward benefits estimated at $156 million arising from 1988 losses, including the write-off of basis in the USAT stock. Based on a review of Internal Revenue Service rulings in matters unrelated to the Company, the Company believes those carryforward deductions may be characterized as ordinary losses, rather than capital losses. If so, those carryforward deductions will expire at the end of the fifteenth tax year after the year in which the loss was incurred. The Company may not, however, rely on Internal Revenue Service rulings to which the Company is not a party. If the 1988 losses were characterized as capital losses, the right to utilize loss carryforward deductions would have expired in 1993.

   Under the terms of the Plan structured to settle claims against the Company by the FDIC and the OTS, the Company would, except under limited circumstances, be unable to utilize the tax benefits of any net operating losses carried over from 1988 and prior years. The Plan is discussed further in Note 6.

   11.  RELATED PARTY TRANSACTIONS

   A shareholder in a law firm which provides legal services to the Company was a director of the Company until January 14, 1997. During 1996, 1995, and 1994, billings to the Company for legal services and expenses by that firm totaled $153,000, $192,000, and $121,000, respectively.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   During the Company's two most recent fiscal years, there have been no reported changes in, or disagreements with, the independent accountants of the Company.

                                    PART III

   ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

   The following table provides information with respect to the officers and directors of the Company as of December 31, 1996:

   ---------------------------------------------------------------------------------------------
                                  Director of    Position and Office Presently Held with
                                    Company     Company (and Present Principal Occupation
           Name              Age     Since                   if Different)
   ---------------------------------------------------------------------------------------------

   Arthur S. Berner (d)      53       1988      Attorney
   Paul N. Schwartz (b)(c)   51       1988      Chairman of the Board, President, Chief
                                                Executive Officer and Chief Financial Officer
                                                of the Company; Executive Vice President and
                                                Chief Financial Officer of Maxxam, Inc.
                                                ("Maxxam")
   James R. Whatley (a)(b)(c) 70      1978      Investments
   ---------------------------------------------------------------------------------------------

   (a) Member of the Audit Committee.
   (b) Member of the Executive Committee.
   (c) Member of the Nominating Committee.
   (d) Mr. Berner resigned in January 1997.

   MR. BERNER resigned as a member of the Board of Directors of the Company on January 14, 1997. Mr. Berner is a shareholder in the law firm of Winstead Sechrest & Minick P.C. ("WSM") in Houston, Texas. He has been associated with WSM for more than the past five years.

   MR. SCHWARTZ was elected President and Chairman of the Board of the Company in August 1991. He has served as Vice President of MAXXAM from January 1982 through June 1985 and Vice President-Corporate Development of MAXXAM from July 1985 until June 1987, when he was elected Senior Vice President-Corporate Development. On January 1, 1995, he was elected Executive Vice President and Chief Financial Officer of MAXXAM. He was elected to the Board of Directors of the Company in February 1988, and served as a member of the Board of USAT from February until December 1988.

   MR. WHATLEY is currently engaged in personal investments. He was Chairman of the Board of Kaneb Services, Inc. ("Kaneb") from April 1982 until June 1989, and remains a member of the Kaneb Board of Directors. From February 1982 until April 1982, he also served as Chief Executive Officer of Kaneb.

   MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

   During 1996, the Board of Directors held two formal meetings. The Board also held numerous meetings by way of conference telephone. Each Director attended at least 75% of the meetings of the Board of Directors and committees on which he served during the period he was a Director. Directors who are not employees of the Company or its subsidiaries are paid an annual retainer fee of $6,000. In addition, each Director receives a fee of $1,000 for attendance at each meeting of the Board of Directors and each member of the Executive, Audit and Nominating Committees, who is not an employee of the Company, is paid a fee of $100 per committee meeting for attendance at each such meeting held in conjunction with a meeting of the Board of Directors of the Company and $250 per committee meeting for meetings not held in conjunction with such Board meetings. Commencing January 1, 1992, Mr. Whatley has agreed with the Company to defer until January 1997 the receipt of any fees attributable to his services as a Director. In addition, in 1996, Mr. Berner did not receive any fee for attendance at Board Meetings, such time being billed as part of Mr. Berner's legal services. For 1995 and 1996, Mr. Schwartz waived all fees for service as a director. Directors are reimbursed for reasonable expenses incurred in connection with attendance at Board or Board committee meetings.

   EXECUTIVE COMMITTEE The Executive Committee is authorized to exercise all of the powers of the Board of Directors except those not permitted by the Delaware General Corporation Law (the "Delaware Corporation Law"). All business transacted by the Executive Committee is subject to approval by the Board of Directors at its next regular meeting if required by resolution of the Board of Directors, by Delaware Corporation Law or by the Certificate or Bylaws of the Company. To the extent it may lawfully do so, the Executive Committee may initiate any action which the Board of Directors could initiate and may oversee and direct the day-to-day operations of the Company. The Executive Committee is expressly authorized by the Bylaws of the Company to declare dividends and to issue shares of stock of the Company. The current members of the Executive Committee are Mr. Schwartz, Chairman, and Mr. Whatley. During the year ended December 31, 1996, the Executive Committee did not meet.

   AUDIT COMMITTEE Through its review of all audit and examination functions, the Audit Committee furthers the knowledge of the Board of Directors concerning the administration of the Company and aids the Board of Directors in the fulfillment of its fiduciary responsibilities to the Stockholders of the Company. Audit and examination functions are conducted by KPMG Peat Marwick, L.L.P., the independent certified public accountants for the Company. The Committee is currently comprised of Mr. Whatley. during the year ended December 31, 1996, the Audit Committee did not meet.

   NOMINATING COMMITTEE The current Nominating Committee, consisting of Messrs. Whatley and Schwartz, was appointed for the purpose of nominating director candidates. The Nominating Committee considers nominees recommended by Stockholders. During the year ended December 31, 1996, the Nominating Committee did not meet.

   ITEM 11.  EXECUTIVE COMPENSATION

   The following table sets forth information with respect to the Chief Executive Officer of the Company for the years ended December 31, 1996, 1995 and 1994. The Company has no executive officers, or other employees, as to whom the total annual salary and bonuses for the years ended December 31, 1996, 1995 or 1994 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

   ---------------------------------------------------------------------------
                                                Annual Compensation
   ---------------------------------------------------------------------------
                                                                Other Annual
      Name and Principal Position         Year   Salary  Bonus   Compensation
   ---------------------------------------------------------------------------
   Paul N. Schwartz                          1996   $ 0   $ 0    $    0  (1)
   Chairman of the Board, President, Chief   1995   $ 0   $ 0    $    0  (1)
   Executive Officer and Chief Financial
     Officer                                 1994   $ 0   $ 0    $1,000  (1)
   ---------------------------------------------------------------------------

   (1) The Company pays no salary or bonus to Mr. Schwartz as Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer nor does Mr. Schwartz receive any perquisites or other benefits from the Company. Mr. Schwartz's only compensation consists of his Board meeting fees which in 1994 were $1,000. In 1995 and 1996, Mr. Schwartz elected to waive his Board meeting fees. The Company has no other employees. Reference is made to the information contained under the heading "Certain Relationships and Related Transactions" relating to services provided to the Company by Mr. Berner, a director of the Company until January 14, 1997.

   STOCK OPTION PLANS

   The Company currently maintains four plans (the "Option Plans") pursuant to which options to purchase shares of the Company's Common Stock are outstanding or available for future grants. The purpose of the Option Plans is to advance the best interests of the Company by providing those persons who have substantial responsibility for the management and growth of the Company with additional incentive by increasing their proprietary interest in the success of the Company. There are currently no options outstanding under any of the Option Plans with the exception of 10,000 shares granted in 1987 to Mr. Whatley under the 1987 Non-Employee Director Stock Option Plan. Such options allow Mr. Whatley to purchase 10,000 shares of Common Stock at a price of $3.25 per share. The options are not currently "in-the-money", were fully vested in 1992 and will terminate on May 6, 1997 or such earlier date upon which Mr. Whatley ceases to be a Director of the Company.

   SECTION 16(A) -- BENEFICIAL OWNERSHIP REPORT AND COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers to file reports of ownership and changes in ownership in the Company's equity securities with the Securities and Exchange Commission and the Company. Based solely on a review of the copies of Forms 3,4, and 5 received by the Company, or on written representations from certain directors and officers that no updated Section 16(a) forms are required to be filed by them, the Company believes that no director or officer of the Company filed a late report or failed to file a report required under Section 16(a) of the Exchange Act during or in respect of the year ended December 31, 1996.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                    TABLE I

   The following table sets forth information with respect to the shares of Common Stock (the only class of voting securities of the Company), the Series B $13 Cumulative Preferred Stock (the "Series B Preferred Stock") and the Series E Convertible Preferred Stock owned of record and beneficially as of the Record Date by all persons who own of record or are known by the Company to own beneficially more than 5% of the outstanding shares of such class of stock, and by all directors and officers of the Company as a group. The Company believes that there are no persons who own of record, or beneficially, more than 5% of the outstanding Series C Convertible Preferred Stock.



   ------------------------------------------------------------------------------------
                                                 Amount and Nature         Percent of
      Name and Address of Stockholder       of Beneficial Ownership (1)     Class (1)
   ------------------------------------------------------------------------------------

   MAXXAM, INC.
   5847 San Felipe, Suite 2600
   Houston, Texas 77057
     Common Stock                             1,404,098      (2)(3)(4)(6)        17.4%
     Series E Convertible Preferred Stock       688,824      (2)(3)(4)(6)        93.5%
   MCO PROPERTIES, INC.
   5847 San Felipe, Suite 2600
   Houston, Texas 77057
     Common Stock                               801,941      (2)(3)(4)(6)         9.8%
     Series E Convertible Preferred Stock        47,702      (2)(3)(4)(6)         6.5%
   NU-WEST FLORIDA, INC.
   4620 North State Road 7
   Ft. Lauderdale, Florida 33319
     Series B Cumulative Preferred Stock         58,725                         100.0%
   ALL EXECUTIVE OFFICERS AND DIRECTORS AS
    A GROUP (CONSISTING OF 3 PERSONS)
     Common Stock                                46,369         (2)(5)(6)         0.6%
     Series B Cumulative Preferred Stock              0                           0.0%
     Series E Convertible Preferred Stock             0      (2)(3)(4)(6)         0.0%
   -------------------------------------------------------------------------------------

   (1) Unless otherwise indicated, the holder or holders have sole voting and investment powers. Unless otherwise stated, the percentage of ownership is less than one percent.

   (2) As of December 31, 1996, MCO Properties, Inc. ("MCO"), a wholly owned subsidiary of MAXXAM, Inc. ("MAXXAM") and MAXXAM owned an aggregate of 2,206,039 shares of the Company's outstanding Common Stock, constituting approximately 27.3% of the outstanding shares of such Common Stock. MAXXAM and MCO have filed a statement on Schedule 13D with the Securities and Exchange Commission (the "Commission") as a "group" within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act") in connection with their ownership of the Company's Common Stock.

   (3) Each share of Series E Convertible Preferred Stock is convertible into two shares of Common Stock. The number of shares shown in the table does not include shares of Common Stock into which the Series E Convertible Preferred Stock is convertible. If such shares were included, MCO would own 897,345 or 9.4% of the then-outstanding shares, and MAXXAM would own 2,781,746 or 29.1% of the then-outstanding shares.

   (4) Federated Development Company ("Federated") and various other persons have filed a statement on Schedule 13D with the Commission as a "group" (the "Federated Group") within the meaning of the Exchange Act in connection with their ownership of the MAXXAM Common Stock par value $0.50 per share (the "MAXXAM Common Stock"). As of December 31, 1996, the Federated Group beneficially owned, in the aggregate, 2,735,494 shares of the MAXXAM Common Stock (approximately 31.4% of the outstanding MAXXAM Common Stock), and 685,074 shares of the MAXXAM Class A Preferred Stock (approximately 99.1% of the outstanding), or an aggregate of approximately 61.4% of the total voting power of the MAXXAM capital stock. Federated disclaims any beneficial ownership in the shares of the Company's Common Stock owned by MAXXAM and MCO.

   (5) Includes 10,000 shares of Common Stock which are not currently outstanding but are subject to options exercisable within 60 days. See Table II below. Excludes shares of Common Stock and Series E Convertible Preferred Stock owned by MAXXAM and MCO.

   (6) With respect to the shares of Common Stock and Series E Convertible Preferred Stock owned by MAXXAM and MCO, Mr. Schwartz may be deemed to possess, indirectly, shared investment power. Mr. Schwartz disclaims beneficial ownership with respect to such shares.

                                    TABLE II

   The following table sets forth, as December 31, 1996, the beneficial ownership of Common Stock of each Director and for Officers and Directors of the Company as a group:

   -----------------------------------------------------------------------------------------------------------------------
                                                           Amount and Nature of Beneficial Ownership
   -----------------------------------------------------------------------------------------------------------------------
                                                                            Options
                                                                           Exercisable
                                           Sole or Shared Voting and        within 60      Percent of Class (1)
    Name or Identity of Group                   Investment Power              Days
   -----------------------------------------------------------------------------------------------------------------------
   Arthur S. Berner (2)                                   2,300                     0                  0.0%
   Paul N. Schwartz                                           0 (3)                 0                  0.0%
   James R. Whatley                                      34,069                10,000                  0.6%
   All Officers and Directors as a Group                 36,369
    (consisting of 3 persons)                             (3)(4)               10,000                  0.6%
   -----------------------------------------------------------------------------------------------------------------------

   (1) Unless otherwise stated, the percentage of ownership is less than one percent. In calculating "percent of class" for any given individual or the group, all options exercisable by such individual or group within 60 days are included.

   (2) Mr. Berner resigned as a member of the Board of Directors of the Company on January 14, 1997.

   (3) Excludes 1,404,098 and 801,941 shares of Common Stock held by MAXXAM and MCO, respectively, and shares of Common Stock to be received upon conversion of the Series E Convertible Preferred Stock. See Notes (2),
       (3), (4), and (6) of Table I, above.

   (4) During 1996, certain officers, directors and stockholders were subject to requirements to timely file reports with the Commission reflecting their initial ownership of the Company's Common Stock and any change in such ownership. All persons required to file reports have represented to the Company that they timely filed required reports, if any, and no further reports are required to be filed.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   A shareholder in a law firm which provides legal services to the Company was a director of the Company until January 14, 1997. During 1996, 1995, and 1994, billings to the Company for legal services and expenses by that firm totaled $153,000, $192,000, and $121,000, respectively.

                                    PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) (1)   FINANCIAL STATEMENTS

   The following are included herein on the pages noted:

   -----------------------------------------------------
   Applicable Section                             Page
   -----------------------------------------------------
   Independent Auditors' Report                      15

   Consolidated Statements of Financial
    Condition as of December 31, 1996 and 1995       16

   Consolidated Statements of Operations for the
    Years Ended December 31, 1996, 1995 and 1994     17

   Consolidated Statements of Common Stockholders'
    Deficit for the Years Ended December 31, 1996,
    1995 and 1994                                    18

   Consolidated Statements of Cash Flows for the
    Years Ended December 31, 1996, 1995 and 1994     19

   Notes to Consolidated Financial Statements        20
   -----------------------------------------------------

   (a) (2) FINANCIAL STATEMENT SCHEDULES

   Financial statement schedules are omitted because the conditions under which they are required are absent or because the required information is provided in the financial statements or notes thereto.

   (a) (3)  EXHIBITS

   -----------------------------------------------------------------------------
   Exhibit
   Number                  Description of Exhibits
   -----------------------------------------------------------------------------

     3.1 Restated Certificate of Incorporation (as amended) of United Financial Group, Inc. Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, and hereby incorporated by reference.

     3.2  Bylaws of the Company, as amended through December 31, 1987. Filed as
          Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1986, and hereby incorporated by reference.

     4.2 Agreement and Plan of Reorganization dated August 27, 1982, between the Company and First American as set forth in Exhibit 2.1 of the Joint Proxy Statement filed on Form S-14 dated March 24, 1983, and hereby incorporated by reference.

     4.3 First Amendment to the Agreement and Plan of Reorganization dated as of January 10, 1983, (which amends Exhibit 4.2) as set forth in
          Exhibit 2.1.1 of the Joint Proxy Statement filed on Form S-14 and hereby incorporated by reference.

     4.4 Preferred Stock Purchase Agreement dated December 16, 1982, between the Company and Nu-West Florida, Inc. filed as Exhibit 4.5 to the Joint Registration and Proxy Statement filed on Form S-14 dated March 24, 1983, and hereby incorporated by reference.

     4.5 Land Sale Agreement dated December 16, 1982, between USAT and Nu-West Florida, Inc., filed as Exhibit 4.6 to the Joint Registration and Proxy Statement filed on Form S-14 dated March 24, 1983, and hereby incorporated by reference.

     4.6 Loan and Commitment Agreement dated as of February 26, 1982, between First American and PennCorp filed as Exhibit 4.7 to the Joint Registration and Proxy Statement filed on Form S-14 dated March 24, 1983, and hereby incorporated by reference.

     4.7 Certificate of Designation of the Company's Series A Preferred Stock, filed as Exhibit 4.8 of the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1983, and hereby incorporated by reference.

     4.8 Provisions of the Certificate of Designation of the Company's Series B $13 Cumulative Preferred Stock, filed as Exhibit 4.9 of the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1983, and hereby incorporated by reference.

     4.9 Certificate of Designation Providing for Series C Convertible Preferred Stock, without par value, filed as Exhibit 4.8 to the Company's Registration Statement on Form S-1 (Registration Number 2-89708) and hereby incorporated by reference.

     4.10  Certificate of Series C Convertible Preferred Stock. Filed as Exhibit
           4.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1984, and hereby incorporated by reference.

     4.11 Certificate of Designation Providing for Series D Convertible Preferred Stock, without par value. Filed as Exhibit 4.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, and hereby incorporated by reference.

     4.12 Certificate of Designation Providing for Series E Convertible Preferred Stock, without par value. Filed as Exhibit 4.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated by reference.

     10.1  1984 United Financial Group, Inc. Stock Option Plan filed as Exhibit
           10.22 to the Company's Registration Statement filed on Form S-1 (Registration No. 2-89768) and hereby incorporated by reference.

     10.2  1984 United Financial Group, Inc. Stock Option Plan filed as Exhibit
           10.23 to the Company's Registration Statement filed on Form S-1 (Registration No. 2-89768) and hereby incorporated by reference.

     10.3  1984 United Financial Group, Inc. Stock Option Plan filed as Exhibit
           10.24 to the Company's Registration Statement filed on Form S-1 (Registration No. 2-89768) and hereby incorporated by reference.

     10.4 Agreement between the Company and C. E. Bentley dated November 14, 1985. Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, and hereby incorporated by reference.

     10.5 United Financial Group, Inc. 1986 Stock Option Plan filed as Exhibit A to the Company's Registration Statement filed on Form S-8 (Registration No. 33-5880) and hereby incorporated by reference.

     10.6 United Financial Group, Inc. Compensation Deferral Plan as amended. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and hereby incorporated by reference.

     10.7 United Financial Group, Inc. 1987 Non-employee Directors' Stock Option Plan. Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, and hereby incorporated by reference.

     10.8 Form of Employment Agreements entered into by and between United Financial Group, Inc. and certain executive employees. Filed as
           Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, and hereby incorporated by reference.

     10.9 Form of agreement entered into between the Company and Messrs. Crow and Gross relating to guaranteed minimum bonus to repay debt to Company. Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, and hereby incorporated by reference.

     10.10 Agreement entered into between the Company and Mr. Gross relating to his severance arrangements. Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and hereby incorporated by reference.

     10.11 Agreement entered into between the Company and Mr. Crow relating to the cancellation of his Share Note. Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and hereby incorporated by reference.

     10.12 Form of Employment Contract entered into between the Company and Certain Executive Officers dated as of June 30, 1988. Filed as
           Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and hereby incorporated by reference.

     10.13 Agreement between the Company and Bering Corp. relating to management of the Company's equity securities. Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and hereby incorporated by reference.

     10.14 Letter dated January 9, 1989, from Bear Stearns & Co. relating to USAT receivership. Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and hereby incorporated by reference.

     10.15 Agreement dated as of December 19, 1989, between the Company and Nu-West Florida, Inc. relating to redemption of Series B Preferred Stock. Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

     10.16 Agreement dated August 3, 1989, between the Company and J.J. Gray relating to settlement of employment matter. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference.

     10.17 Agreement dated August 3, 1989, between the Company and James
           Jackson relating to settlement of employment matter. Filed as Exhibit
           10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference.

     10.18 Agreement dated August 3, 1989, between the Company and James Wolfe relating to settlement of employment matter. Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference.

     10.19 Agreement dated August 1, 1989, between the Company and Michael R. Crow relating to settlement of employment matter. Filed as Exhibit
           10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference.

     10.20 Agreement dated August 1, 1989, between the Company and Bruce Williams relating to settlement of employment matter. Filed as
           Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference.

     10.21 Agreement dated August 3, 1989, between the Company and Eugene Stodart relating to settlement of employment matter. Filed as Exhibit
           10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference.

     10.22 Agreement dated October 16, 1989, between the Company and Arthur S. Berner relating to settlement of employment matter. Filed as Exhibit
           10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference.

     10.23 Agreement dated December 1, 1989, between the Company and Barry Munitz relating to settlement of employment matter. Filed as Exhibit
           10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference.

     10.24 Agreement entered into by the Company and Mr. Berner relating to his severance arrangement. Filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1991, and hereby incorporated by reference.

     10.25 Form of Tolling Agreement between the Company and the FDIC. Filed as
           Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and hereby incorporated by reference.

     10.26 Form of Tolling Agreement between the Company and the OTS. Filed as
           Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and hereby incorporated by reference.

     10.27 Form of Stipulation and Consent to Issuance of Consent Cease and Desist Order for Affirmative Relief with the Office of Thrift Supervision. Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and hereby incorporated by reference.

     10.28 Form of Consent Cease and Desist Order for Affirmative Relief by the Office of Thrift Supervision. Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and hereby incorporated by reference.

     10.29 Form of Settlement Agreement and Release with the Federal Deposit Insurance Corporation, First Trust of California, National Association and Nu-West Florida, Inc. Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and hereby incorporated by reference.

     10.30 Form of Plan of Reorganization of United Financial Group, Inc. Filed as Exhibit 2.1 to the Company's Report on Form 8-K dated January 14, 1997, and hereby incorporated by reference.

     10.31 Form of Disclosure Statement of United Financial Group, Inc. Filed with the Delaware Bankruptcy Court on January 14, 1997. Filed herewith.

     11.1 United Financial Group, Inc. Computation of Net Loss Per Common and Common Equivalent Share for the Years Ended December 31, 1996, 1995 and 1994. Filed herewith.

     21.1  Subsidiaries of United Financial Group, Inc. Filed herewith.

     23.1  Consent of KPMG Peat Marwick LLP. Filed herewith.
   -----------------------------------------------------------------------------

   (b) REPORTS ON FORM 8-K

   During the last quarter of 1996, the Registrant filed no reports on Form 8-K.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        UNITED FINANCIAL GROUP, INC.


                                         By:      PAUL N. SCHWARTZ
                                             ________________________
                                                   Paul N. Schwartz
                                                Chairman of the Board,
                                          President, Chief Executive Officer and
                                               Chief Financial Officer

   March 31, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signature                                 Capacity                    Date

                                       Chairman of the Board of Directors,
                                       President, Chief Executive Officer
        Paul N. Schwartz                 and Chief Financial Officer            March 31, 1997
   ________________________________
       (Paul N. Schwartz)



        James R. Whatley                            Director                    March 31, 1997
   ________________________________
       (James R. Whatley)


===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K



[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 ( d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

Commission File Number 0-10443



                          UNITED FINANCIAL GROUP, INC.
             (Exact Name of Registrant as specified in its Charter)


          DELAWARE                                   74-2029669
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

    5847 SAN FELIPE, SUITE 2600                         77057
          Houston, Texas                             (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:  (713) 267-3781



                                   EXHIBITS

--------------------------------------------------------------------------------
                                                                    Sequentially
Exhibit                                                                Numbered
Number                   Description of Exhibits                         Page
--------------------------------------------------------------------------------

3.1 Restated Certificate of Incorporation (as amended) of United Financial Group, Inc. Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, and hereby incorporated by reference.

3.2  Bylaws of the Company, as amended through December 31, 1987. Filed as
     Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1986, and hereby incorporated by reference.

4.2 Agreement and Plan of Reorganization dated August 27, 1982, between the Company and First American as set forth in Exhibit 2.1 of the Joint Proxy Statement filed on Form S-14 dated March 24, 1983, and hereby incorporated by reference.

4.3 First Amendment to the Agreement and Plan of Reorganization dated as of January 10, 1983, (which amends Exhibit 4.2) as set forth in Exhibit 2.1.1 of the Joint Proxy Statement filed on Form S-14 and hereby incorporated by reference.

4.4 Preferred Stock Purchase Agreement dated December 16, 1982, between the Company and Nu-West Florida, Inc. filed as Exhibit 4.5 to the Joint Registration and Proxy Statement filed on Form S-14 dated March 24, 1983, and hereby incorporated by reference.

4.5 Land Sale Agreement dated December 16, 1982, between USAT and Nu-West Florida, Inc., filed as Exhibit 4.6 to the Joint Registration and Proxy Statement filed on Form S-14 dated March 24, 1983, and hereby incorporated by reference.

4.6 Loan and Commitment Agreement dated as of February 26, 1982, between First American and PennCorp filed as Exhibit 4.7 to the Joint Registration and Proxy Statement filed on Form S-14 dated March 24, 1983, and hereby incorporated by reference.

4.7 Certificate of Designation of the Company's Series A Preferred Stock, filed as Exhibit 4.8 of the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1983, and hereby incorporated by reference.

4.8 Provisions of the Certificate of Designation of the Company's Series B $13 Cumulative Preferred Stock, filed as Exhibit 4.9 of the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1983, and hereby incorporated by reference.

4.9 Certificate of Designation Providing for Series C Convertible Preferred Stock, without par value, filed as Exhibit 4.8 to the Company's Registration Statement on Form S-1 (Registration Number 2-89708) and hereby incorporated by reference.

4.10 Certificate of Series C Convertible Preferred Stock. Filed as Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1984, and hereby incorporated by reference.

4.11 Certificate of Designation Providing for Series D Convertible Preferred Stock, without par value. Filed as Exhibit 4.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, and hereby incorporated by reference.

4.12 Certificate of Designation Providing for Series E Convertible Preferred Stock, without par value. Filed as Exhibit 4.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated by reference.

--------------------------------------------------------------------------------
                                                                    Sequentially
Exhibit                                                                Numbered
Number                    Description of Exhibits                        Page
--------------------------------------------------------------------------------

10.1 1984 United Financial Group, Inc. Stock Option Plan filed as Exhibit 10.22 to the Company's Registration Statement filed on Form S-1 (Registration No. 2-89768) and hereby incorporated by reference.

10.2 1984 United Financial Group, Inc. Stock Option Plan filed as Exhibit 10.23 to the Company's Registration Statement filed on Form S-1 (Registration No. 2-89768) and hereby incorporated by reference.

10.3 1984 United Financial Group, Inc. Stock Option Plan filed as Exhibit 10.24 to the Company's Registration Statement filed on Form S-1 (Registration No. 2-89768) and hereby incorporated by reference.

10.4 Agreement between the Company and C. E. Bentley dated November 14, 1985. Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, and hereby incorporated by reference.

10.5 United Financial Group, Inc. 1986 Stock Option Plan filed as Exhibit A to the Company's Registration Statement filed on Form S-8 (Registration No. 33-5880) and hereby incorporated by reference.

10.6 United Financial Group, Inc. Compensation Deferral Plan as amended. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and hereby incorporated by reference.

10.7 United Financial Group, Inc. 1987 Non-employee Directors' Stock Option Plan. Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, and hereby incorporated by reference.

10.8 Form of Employment Agreements entered into by and between United Financial Group, Inc. and certain executive employees. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, and hereby incorporated by reference.

10.9 Form of agreement entered into between the Company and Messrs. Crow and Gross relating to guaranteed minimum bonus to repay debt to Company. Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, and hereby incorporated by reference.

10.10 Agreement entered into between the Company and Mr. Gross relating to his severance arrangements. Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and hereby incorporated by reference.

10.11 Agreement entered into between the Company and Mr. Crow relating to the cancellation of his Share Note. Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and hereby incorporated by reference.

10.12 Form of Employment Contract entered into between the Company and Certain Executive Officers dated as of June 30, 1988. Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and hereby incorporated by reference.

10.13 Agreement between the Company and Bering Corp. relating to management of the Company's equity securities. Filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and hereby incorporated by reference.

10.14 Letter dated January 9, 1989, from Bear Stearns & Co. relating to USAT receivership. Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and hereby incorporated by reference.

--------------------------------------------------------------------------------
                                                                    Sequentially
Exhibit                                                                Numbered
Number                  Description of Exhibits                          Page
--------------------------------------------------------------------------------

10.15 Agreement dated as of December 19, 1989, between the Company and Nu-West Florida, Inc. relating to redemption of Series B Preferred Stock. Filed as
      Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and hereby incorporated by reference.

10.16 Agreement dated August 3, 1989, between the Company and J.J. Gray relating to settlement of employment matter. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference.

10.17 Agreement dated August 3, 1989, between the Company and James Jackson relating to settlement of employment matter. Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference.

10.18 Agreement dated August 3, 1989, between the Company and James Wolfe relating to settlement of employment matter. Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference.

10.19 Agreement dated August 1, 1989, between the Company and Michael R. Crow relating to settlement of employment matter. Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference.

10.20 Agreement dated August 1, 1989, between the Company and Bruce Williams relating to settlement of employment matter. Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference.

10.21 Agreement dated August 3, 1989, between the Company and Eugene Stodart relating to settlement of employment matter. Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference.

10.22 Agreement dated October 16, 1989, between the Company and Arthur S. Berner relating to settlement of employment matter. Filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference.

10.23 Agreement dated December 1, 1989, between the Company and Barry Munitz relating to settlement of employment matter. Filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference.

10.24 Agreement entered into by the Company and Mr. Berner relating to his severance arrangement. Filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1991, and hereby incorporated by reference.

10.25 Form of Tolling Agreement between the Company and the FDIC. Filed as
      Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and hereby incorporated by reference.

10.26 Form of Tolling Agreement between the Company and the OTS. Filed as
      Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and hereby incorporated by reference.

--------------------------------------------------------------------------------
                                                                    Sequentially
Exhibit                                                                Numbered
Number                        Description of Exhibits                    Page
--------------------------------------------------------------------------------

10.27 Form of Stipulation and Consent to Issuance of Consent Cease and Desist Order for Affirmative Relief with the Office of Thrift Supervision. Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and hereby incorporated by reference.

10.28 Form of Consent Cease and Desist Order for Affirmative Relief by the Office of Thrift Supervision. Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and hereby incorporated by reference.

10.29 Form of Settlement Agreement and Release with the Federal Deposit Insurance Corporation, First Trust of California, National Association and Nu-West Florida, Inc. Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and hereby incorporated by reference.

10.30  Form of Plan of Reorganization of United Financial Group, Inc. Filed as
       Exhibit 2.1 to the Company's Report on Form 8-K dated January 14, 1997, and hereby incorporated by reference.

10.31 Form of Disclosure Statement of United Financial Group, Inc. Filed with the Delaware Bankruptcy Court on January 14, 1997. Filed herewith.

11.1 United Financial Group, Inc. Computation of Net Loss Per Common and Common Equivalent Share for the Years Ended December 31, 1996, 1995 and 1994. Filed herewith.

21.1  Subsidiaries of United Financial Group, Inc. Filed herewith.

23.1  Consent of KPMG Peat Marwick LLP. Filed herewith.