Form 10-Q
period 1997-03-31
UNITED FINANCIAL GROUP INC/DE
filed 1997-05-14
CIK 355589

===============================================================================

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________TO__________

   COMMISSION FILE NUMBER: 0-10443


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

                          YES [X] NO [ ]


   INDICATE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AT
   MAY 12, 1997:   8,073,620

===============================================================================

                         UNITED FINANCIAL GROUP, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS


Section                                                                   Page
-------------------------------------------------------------------------------

                                     PART I

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Statements of Financial Condition as
              of March 31, 1997 and December 31, 1996                      3

           Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 1997 and 1996                   4

           Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1997 and 1996                   5

           Notes to Condensed Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8

                          PART II - OTHER INFORMATION

Item 3.    Default Upon Senior Securities                                  10
Item 5.    Other Information                                               10
Item 6.    Exhibits and Reports on Form 8-K                                10
           Signatures                                                      11
-------------------------------------------------------------------------------

UNITED FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

                                                              In Thousands
-------------------------------------------------------------------------------
                                                        March 31,   December 31,
                                                          1997         1996
-------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                           $      2,829          2,930
Short-term investments                                     8,674          8,557
Other investments                                             78             81
Other assets                                                 137            139
-------------------------------------------------------------------------------
 Total assets                                        $    11,718         11,707
===============================================================================

Liabilities:
Accounts payable and accrued liabilities             $       184            158
Notes payable and other borrowings                         1,360          1,360
Other liabilities                                         10,200         10,200
-------------------------------------------------------------------------------
 Total liabilities                                   $    11,744         11,718
-------------------------------------------------------------------------------

Cumulative preferred dividends in arrears                    190            190
Redeemable preferred stock, no par value                  16,404         16,404

Common stockholders' equity (deficit):
Common stock, no par value; 12,000,000
 shares authorized at March 31, 1997
 and December 31, 1996; 8,073,620
 shares issued and outstanding, net of
 115,750 shares in treasury                               56,289         56,289
Retained deficit                                         (72,909)       (72,894)
-------------------------------------------------------------------------------
 Total common stockholders' equity (deficit)         $   (16,620)       (16,605)
-------------------------------------------------------------------------------
                                                     $    11,718         11,707
===============================================================================

    See accompanying notes to condensed consolidated financial statements.

UNITED FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            In Thousands
                                                       Except Per Share Data
-------------------------------------------------------------------------------
Three Months Ended March 31,                                 1997          1996
-------------------------------------------------------------------------------

Interest income                                     $         149           160
-------------------------------------------------------------------------------
                                                              149           160

General and administrative expenses                           164           135
Interest expense                                               --           105
-------------------------------------------------------------------------------
                                                              164           240
-------------------------------------------------------------------------------
Net loss                                            $         (15)          (80)
===============================================================================
Net loss applicable to common stock
 after reductions for preferred stock dividends     $         (15)         (271)

Loss per common and common equivalent share         $       (0.00)        (0.03)
===============================================================================

    See accompanying notes to condensed consolidated financial statements.

UNITED FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                  In Thousands
--------------------------------------------------------------------------------
Three Months Ended March 31,                                   1997        1996
--------------------------------------------------------------------------------

Operating Activities
Net loss                                                  $     (15)        (80)
Adjustments to reconcile net income to net cash
  provided (used) by operating activities --
Changes in assets and liabilities related to
  operations:
  Decrease (increase) in other assets                             2          22
  Increase (decrease) in accounts payable and
  accrued liabilities                                            26         101
--------------------------------------------------------------------------------
Cash from (for) operating activities                      $      13          43
--------------------------------------------------------------------------------

Investing Activities:
Sales and maturities of short-term investments            $   7,811       8,805
Purchases of short-term investments                          (7,928)     (8,937)
Maturities of investments in debt securities                      3         264
--------------------------------------------------------------------------------
Cash from (for) investing activities                      $    (114)        132
--------------------------------------------------------------------------------

Financing Activities:
Payment of post-employment benefits liabilities           $      --          (4)
--------------------------------------------------------------------------------
Cash from (for) financing activities                      $      --          (4)
--------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents               (101)        171
Cash and cash equivalents, beginning of period                2,930         348
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $   2,829         519
================================================================================

    See accompanying notes to condensed consolidated financial statements.

   UNITED FINANCIAL GROUP, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   MARCH 31, 1997
   (Unaudited)

   1. BASIS OF PRESENTATION
      Principles of consolidation and presentation

   The unaudited condensed consolidated financial statements include the accounts of United Financial Group, Inc. and its subsidiaries ("UFGI" or the "Company"), all of which are wholly owned. Prior to December 30, 1988, UFGI was in the business of offering products and services in the mortgage lending and savings industries and engaged in an array of investment activities, primarily through its most significant subsidiary, United Savings Association of Texas ("USAT"), and USAT's wholly owned subsidiaries. On December 30, 1988, USAT was placed into receivership by the Federal Deposit Insurance Corporation ("FDIC" which term, as used herein, includes its predecessor, the Federal Savings and Loan Insurance Corporation, "FSLIC"), and the Company's net liabilities related to its investment in USAT were written off at that time. Since December 30, 1988, management of the Company has concentrated its efforts on the resolution of issues with the FDIC, the Office of Thrift Supervision ("OTS"), and other claimants, and the Company's business activities have been limited to the management of investments.

   All material intercompany transactions are eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year.

       Earnings (loss) per common and common equivalent share

   Earnings (loss) per common and common equivalent share is computed using UFGI's net income (loss), adjusted for redeemable preferred stock dividends accrued (none in 1997). The adjusted net income (loss) is then divided by the weighted average number of common shares outstanding during the period, including any dilutive common stock equivalents resulting from common stock options and redeemable preferred stock outstanding. There were no dilutive common stock equivalents in the three-month periods ended March 31, 1997 and 1996. Average common and common equivalent shares were 8,073,620 for the three-month periods ended March 31, 1997 and 1996.

   2.  COMMITMENTS AND CONTINGENT LIABILITIES

   In connection with its actions placing USAT into receivership on December 30, 1988, the FDIC made claims against the Company for damages equal to approximately $548 million (the "FDIC Claims"). The FDIC alleged that it was damaged by the Company's failure to maintain USAT's net worth in accordance with Federal Home Loan Bank Board regulations. Additionally, the FDIC claimed that, as a result of the Company's utilization of the benefits of certain tax losses incurred by USAT, the Company was obligated to USAT for amounts related to federal income tax refunds allegedly obtained. The Company has denied the merits of any potential claim alleged by the FDIC. In 1991, the Company entered an agreement to toll the running of the statute of limitations and certain other equitable defenses in order to delay final litigation decisions and to permit additional time for negotiation of a settlement of the FDIC Claims. Such agreement was amended several times to postpone its expiration.

   In mid-1994, settlement discussions relating to the FDIC Claims were joined by the Office of Thrift Supervision ("OTS"), a separate agency whose jurisdiction covers areas not included within the scope of the FDICOs jurisdiction. The OTS is investigating the possibility of certain regulatory violations (the "OTS Claims") by the Company and others, including current and former officers and directors of the Company. The Company denies any such violations and has been in negotiations with the OTS since September 1994 concerning possible settlement of the OTS Claims. The Company entered an agreement with the OTS to toll the running of the statute of limitations, subject to the right of the OTS to terminate such agreements with 10 days' notice. That agreement was amended several times to postpone its expiration.

   In December 1995, the Company entered into agreements with the OTS and an agreement with the FDIC, the trustee for the 9% Secured Sinking Fund Debentures (the "Debenture Trustee") and Nu-West Florida, Inc. ("Nu-West"), as sole holder of the Company's Series B Preferred Stock (the "FDIC Settlement"). Under these agreements, the Company neither admits nor denies liability under claims by the FDIC and the OTS.

   The FDIC Settlement was conditioned upon the Company obtaining a final order of the Delaware Bankruptcy Court and requires that the Company pay a minimum of $9,450,000 to the FDIC, a minimum of $1,360,000 to the Debenture Trustee and a minimum of $190,000 to Nu-West. The Company is required to proceed with a plan of reorganization or liquidation in the Delaware Bankruptcy Court, and payments are to be made after confirmation of a final plan by the Delaware Bankruptcy Court. Under the FDIC Settlement, and with some exceptions, expenditures by the Company in excess of $300,000 from and after the effective date are subject to approval by FDIC and OTS. Any assets of the Company remaining after the payments and expenditures described above must be paid to the FDIC, the Debenture Trustee and Nu-West in proportion to the minimum settlement payments. The FDIC Settlement also provides that the Company may not, except in limited circumstances, utilize the benefits of tax losses carried forward from 1988 and prior years. In connection with the agreements with the FDIC and OTS, the Company has agreed to toll the running of the statute of limitations.

   On January 14, 1997, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Plan of Reorganization ("Plan") submitted with that filing implements the provisions of the FDIC Settlement described above, which specifies amounts to be paid to certain of the Company's creditors and claimants. The Plan was confirmed by the Bankruptcy Court on March 31, 1997. The liabilities and commitments of the Company have been adjusted to the amounts specified in the Plan.

   3.  FEDERAL INCOME TAXES

   No tax benefits have been recognized in connection with the Company's net losses in 1997 and 1996. At December 31, 1996, UFGI had a tax net operating loss carryforward of approximately $6,982,000 which, if not utilized to offset future taxable income, will expire in the period from 1999 to 2011.

   Under the terms of the agreement to settle claims against the Company by the FDIC and the OTS, the Company would, except under limited circumstances, be unable to utilize the tax benefits of any net operating losses carried over from 1988 and prior years. That agreement is discussed further in Note 2.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) and accompanying Notes included in Item 1.

   FINANCIAL CONDITION

   At March 31, 1997 and December 31, 1996, cash, cash equivalents and short-term investments made up approximately 98% of the Company's assets. Mortgage-backed securities were the Company's only other income-earning assets at March 31, 1997 and at December 31, 1996. Included in the $8.7 million total for "Short-term investments" at March 31, 1997 is an investment portfolio of government securities and commercial paper. At December 31, 1996 and March 31, 1996, the Company's assets were similarly invested.

   The Company's significant remaining liabilities at March 31, 1997 and December 31, 1996 include the Company's 9% Secured Sinking Fund Debentures (the "Debentures") which matured August 1, 1993 and amounts accrued for payments to creditors and claimants, including the FDIC. As of December 31, 1996, the Company's liabilities and commitments were adjusted to reflect the terms of the FDIC Settlement and the Plan of Reorganization. For information concerning an event of default relating to the Debentures, see "Item 3. Defaults Upon Senior Securities." The FDIC Settlement and the Plan of Reorganization are discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, included herein.

   RESULTS OF OPERATIONS

   Interest income and investment income (loss)

   Interest income for the three months ended March 31, 1997 was $149,000, compared to $160,000 in the first three months of 1996. That decrease is attributable, in part, to lower interest rates earned by the Company's short-term investments. Average amounts invested short term were similar during the quarters ended March 31, 1997 and 1996, but interest rates on the Company's short-term investments were lower. The average yield on those assets was approximately 5.1% in the first quarter of 1997, compared to 5.5% in the first quarter of 1996.

   General and administrative expenses

   General and administrative expenses were $29,000 higher in the first quarter of 1997, a 21.5% increase compared to the same period in 1996. Such expenses for the three-month periods ended March 31, 1997 and 1996 were dominated by legal fees and reorganization costs related to the settlements of the claims described in Note 2 of Notes to Condensed Consolidated Financial Statements, included herein. In the three-month periods ended March 31, 1997 and 1996, legal fees were 30% and 53% of total general and administrative expenses. In the quarter ended March 31, 1997, the Company incurred professional services and publication costs in connection with the filing of the bankruptcy petition discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, included herein. Such costs represented 37% of total general and administrative expenses for the quarter.

   Other professional services - primarily investment management, audit and accounting fees - were 19% and 21% of total general and administrative expenses for the three-month periods ended March 31, 1997 and 1996, respectively. Franchise tax expense was 11% and 13% of total general and administrative expenses for the quarters ended March 31, 1997 and 1996. No other expense type included in general and administrative represented more than more than 10% of the total.

   During 1991, the four full-time employees of the Company resigned. Since that time, the Company has operated without employees and without incurring salaries and related expenses. The Company has an outsourcing arrangement with a former employee and a firm of certified public accountants to provide for certain of the Company's accounting, financial reporting and administrative functions. The cost of those services is included in general and administrative expenses.

   Interest expense

   The 9% Secured Sinking Fund Debentures, which matured August 1, 1993, were the only interest-bearing debt of the Company during the three-month periods ended March 31, 1997 and 1996. No interest expense was recognized in the three months ended March 31, 1997 because the FDIC Settlement and the Plan of Reorganization (discussed in Note 2 of Notes to Condensed Consolidated Financial Statements) fixes the amount to be paid to the holders of the Company's Debentures. As of December 31, 1996, the Company ceased to accrue additional interest on the Debentures and adjusted the liability balances for accrued interest payable and principal to reflect the terms of the FDIC Settlement.

   Though interest payments were not made on the Company's Debentures during 1996, interest was accrued on those matured Debentures at the same rate as required before the maturity date. For information concerning an event of default relating to the Debentures, see "Item 3. Defaults Upon Senior Securities."

   CASH FLOWS AND LIQUIDITY

   In the first three months of 1997, cash and cash equivalents decreased by $101,000, reflecting an increase in short-term investments. The Company's portfolio of short-term investments may be readily liquidated to cover operating expenses or payments to creditors and claimants, as discussed above.

   Operations generated a small amount of cash for the quarter ended March 31, 1996, in part, because certain of the Company's expenses were being accrued, but not paid.

                          PART II - OTHER INFORMATION

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Since May 1, 1988, quarterly dividends on UFGI's Series B $13 Cumulative Preferred Stock (the "Series B Preferred") in the amount of $190,856 have been due and have not been paid. As of December 31, 1996, the total amount of arrearages in the payment of the Series B Preferred dividends was $6,680,000 In addition, UFGI has been required to make sinking fund payments for the redemption commencing May 1, 1989, of certain shares of such Series B Preferred in the amount of $146,813 per quarter. As a result of UFGI's capital position, and pursuant to Section 170 of the Delaware Corporation Law, UFGI has not been legally permitted to make such sinking fund and dividend payments. In addition, the Board of Directors of UFGI has determined not to make any further preferred stock dividend or sinking fund payments on any class of preferred stock until further action of the Board of Directors changes such determination.

   Pursuant to the terms of the Series B Preferred, any dividend not paid will accumulate, and UFGI will be unable to pay dividends on its Common Stock until all dividend arrearages are paid. In addition, since UFGI has failed to make five dividend payments when due (whether consecutive or not), the holder of the Series B Preferred is entitled to elect one person to the Board of Directors of the Company. The Series B Preferred holder has not opted to elect such a director.

   Under the terms of an agreement to settle claims against the Company through a plan of bankruptcy, the Company would pay a minimum of $190,000 to Nu-West. That agreement and the Company's bankruptcy filing and Plan of Reorganization are discussed further in Note 2 of Notes to Condensed Consolidated Financial Statements, included herein.

   At March 31, 1997 and December 31, 1996, the Company's notes payable and other borrowings consisted of $4,671,000 of 9% Secured Sinking Fund Debentures due 1993 (the "Debentures"). While the Company continued to make interest payments on the Debentures when due, pursuant to a decision of the Company's Board of Directors, a sinking fund payment of approximately $1,826,000 due August 1, 1992 under the terms of the Debentures and the full principal payment of $4,671,000 due August 1, 1993 were not made by the Company. As a result, the Indenture Trustee notified the Company that there had occurred an event of default under the terms of the Indenture. The Indenture Trustee or the beneficial owners of the Debentures may, therefore, be entitled to take certain actions pursuant to the Indenture. The Company continued to pay semi-annual interest on the Debentures at the stated rate of 9% and on the payment dates in effect prior to maturity of the Debentures (February 1 and August 1) through August 1, 1994. In January 1995, the Company was informed by the staff of the OTS and counsel to the FDIC that no additional interest payments should be made to the Debentureholders. Therefore, the Company has not made interest payments on the Debentures since August 1994 and is not expected to make any future interest payments.

   Under the terms of an agreement to settle claims against the Company through a plan of bankruptcy, the Company would pay a minimum of $1,360,000 to the trustee for the Debentureholders. That agreement, the CompanyOs bankruptcy filing and Plan of Reorganization are discussed further in Note 2 of Notes to Condensed Consolidated Financial Statements, included herein.

   ITEM 5. OTHER INFORMATION

   The Company has received an exemption from the registration requirements of the Investment Company Act of 1940. Such exemption will expire on December 30, 1997.

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   11.1 - Computation of Net Income (Loss) per Common and Common Equivalent Share for the Three Months Ended March 31, 1997 and 1996.

   27 - Financial Data Schedule

   (b) Reports on Form 8-K

   On January 14, 1997, the Company reported on Item 3, "Bankruptcy or Recievership," concerning the filing of a petition for protection under the U.S. Bankruptcy Code.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              United Financial Group, Inc.
                                              _______________________________
                                              Registrant


                                     By:      Paul N. Schwartz
                                              _______________________________
   May 12, 1997                               Paul N. Schwartz
                                              Chairman of the Board,
                                              President, Chief Executive Officer
                                              and Chief Financial Officer

                          UNITED FINANCIAL GROUP, INC.

                                 EXHIBIT INDEX



Exhibit Number
--------------------------------------------------------------------------------
11.1 Computation of Net Income (Loss) per Common and Common Equivalent Share for the Three
                     Months Ended March 31, 1997 and 1996

27                   Financial Data Schedule
--------------------------------------------------------------------------------